Form 10KSB
period 2006-12-31
Nano Holdings International, Inc.
filed 2007-04-02
CIK 1369203

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 333-136215

NANO HOLDINGS INTERNATIONAL, INC.
(Name of small business issuer in its charter)

Delaware	20-3724068
(State of organization)	(I.R.S. Employer Identification No.)

1640 Terrace Way
Walnut Creek, California 94597
(Address of principal executive offices)

(925) 938-0406
(Registrant's telephone number)

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

NONE

SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

COMMON STOCK, $0.001 PAR VALUE PER SHARE

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X].

The issuer's revenues for its most recent fiscal year were $135,912.

The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity as of March 1, 2007, was $0, as the Registrant’s common stock was not publicly traded.

At March 5, 2007, there were 7,030,000 shares of the Issuer's common stock outstanding.

Traditional Small Business Disclosure Format (check one): Yes [  ] No [X].

TABLE OF CONTENTS

PART I

PART I

FORWARD-LOOKING STATEMENTS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-KSB, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2006. AS USED HEREIN, THE "COMPANY," "NANO," "WE," "US," "OUR" AND WORDS OF SIMILAR MEANING REFER TO NANO HOLDINGS INTERNATIONAL, INC..

ITEM 1. DESCRIPTION OF BUSINESS

History:

We were incorporated as Nano Holdings International, Inc. in Delaware on April 16, 2004. We have 85,000,000 shares of stock authorized, representing 75,000,000 shares of common stock, $0.001 par value and 10,000,000 shares of preferred stock, $0.001 par value.

On December 15, 2005, we entered into a Share Exchange Agreement with Sunshine Group, LLC, a Florida, limited liability company, whereby we exchanged 3,500,000 newly issued shares of our restricted common stock for 100% of the outstanding membership units of Sunshine. The acquisition or Sunshine was an arms length transaction, with the exchange rate of the exchange determined by the mutual agreement of us and Sunshine based on the estimated value of Sunshine. Since that time, Sunshine has been our wholly owned subsidiary. We run all of our operations through Sunshine, and unless otherwise stated, all references to Nano Holdings International, Inc., the “Company,” “we,” “us,” or words of similar meaning used herein include the operations of Sunshine.

We have a webpage which describes our products and through which customers can purchase our products at http://www.shotskis.com, www.shotskis.sitefly.com (and/or www.bombshots.com), which include information which we do not which to be included in this report.

Through Sunshine, we sell party and drinking supplies including gelatin shot mixes, shot glasses, flavored sugar and salts, and various other drinking containers and paraphernalia including:

o
Gelatin Shooters - Our Gelatin Shooters are drink mixes, which customers can mix with water and alcohol to create Jello shots for consumption in bars or at individual customers homes. We currently offer gelatin shooters in the following cocktail flavors: Sex on the Beach, Purple Hooter, Margarita, Mai Tai, Pina Colada and Kamikaze. We do not sell alcoholic beverages, but instead our powdered Gelatin Shooter drink mixes are intended to be combined with alcoholic or non-alcoholic beverages to create flavored gelatin shooters, which are then intended to be eaten once hardened. We believe that our Gelatin Shooters will be popular with individuals as well as bar owners because the Gelatin Shooters themselves do not compete with other alcoholic beverages, but act instead as an add on sale for bar owners, and are often a spur of the moment impulse purchase. As the Gelatin Shooters are not an alcoholic beverage themselves, they can be sold to anyone of any age in any type of store.

o
Bomb Shots - Bomb shots are plastic shot glasses, which contain a smaller shot glass within a larger shot glass and allow the bartender to pour two liquids into the shot glass, but to keep the liquids separate until the shot is tilted up in a drinking position, at which time the two separate liquids mix as they are consumed.

o
Shotski's Flavored & Colored Sugars and Salts - Our flavored and colored sugars and salts add eye appeal to any drink while improving the flavor as the sugars and salts are designed to compliment each beverage. We currently offer flavored sugars for use as a bar supply in the following flavors: strawberry, sour apple, lemon and lime. Additionally, we offer flavored salt in lime and strawberry flavors.

o	Party Packages - Additionally, we sell party packages, containing Gelatin Shooters, shot glasses and various other drinking supplies.

o
Various other bar supplies - We also sell various other bar and drinking supplies, including various other shot glasses, instruments for injecting and squirting our gelatin shots into individuals’ mouths, serving trays and cocktail stirrers.

Sunshine does business as "Shotski's" and "Shotski's Gelatin Cocktail Mixes" and "Shotski's Cocktail Sugars & Salts and Bar Supplies."

We currently have partial distribution (where our distributors provide distribution to only a limited portion of each state) in approximately 15 states including Alabama, Arizona, California, Illinois, Indiana, Massachusetts, Michigan, Missouri, North Carolina, Ohio, South Carolina, Texas, Virginia, Washington and Wisconsin. We have only partial distribution in the states above due to the fact that our various appointed distributors only distribute products regionally in the states presented above. In order to change a state’s distribution from partial to full distribution within the state, we would be forced to change distributors, which we do not currently have any plans to do.

We also have full distribution in Florida, Nevada and Minnesota, which distribution covers all of such states. Additionally, we provide direct shipments nationwide and internationally through our website as described herein.

We may choose to expand our distribution channels in the future to cover all of the states above with which we only have partial distribution and/or expand to other states, however; we are able to sell all of our products to the entire country though our website and have no such plans for expansion in the United States. We currently have plans, funding permitting, to expand distribution to various locations in Mexico, Switzerland, the Bahamas and Trinidad in the next six (6) to twelve (12) months.

Our Principal Suppliers Include:

o	Exotic Foods, Moody, AL - Food Products
o	Flavor Dynamics, South Plainfield, NJ - Food Concentrate
o	Creative Flavors - Concentrate for Shotski's
o	Quality Components, Hong Kong - Bomb Shot cups and Shooter's flavoring
o	CR Lenco, Waverly, NE
o	Labasco, Jacksonville, FL
o	Plas Pak, Norwich, CT
o	Tooters, Cocoa, FL; and
o	Excel Industries

All of our food products are packed by Exotic Foods in Moody, Alabama. We assemble the party packages ourselves.

We do not have any material agreements with any of our suppliers disclosed above.

We distribute our products ourselves via web sales, trade shows and distributor sales.

We have secured basic net 30 day terms from the majority of our suppliers in connection with the manufacture of our Shotski's gelatin mixes and related products. In connection with our bar supply product line offered by us and manufactured in China by Quality Components, we pay a 20% deposit to Quality Components at the time we place our orders for our bar supplies and pay the balance of the invoice on a weekly basis based on the amount of such products manufactured by Quality Components that are shipped and invoiced from our warehouse, up to a maximum of 60 days from the date the supplier's invoice is received.

For our credit worthy customers, we extend net 30 day terms for our distributor relationships. For our internet direct customer orders, the products are paid for at the time of sale by credit card. Our sales mix at present is approximately 60% distributor sales and 40% internet sales.

Moving forward, we plan to concentrate our marketing efforts to two separate types of customers, 1) distributors to retail and on-site restaurant and beverage businesses and 2) internet retail customers, who are not covered in our distributor network and individual customers making one-time purchases. We anticipate our sales mix to remain relatively static during the next fiscal year, and plan to build our business base and hopefully add more distributors and gain greater market awareness through the internet.

Competition

The market for party drinks, drink mixes and drinking supplies is highly competitive and fragmented. The Company expects competition to intensify in the future. We compete in each of our markets with numerous national, regional and local companies, many of which have substantially greater financial, managerial and other resources than those presently available to us. Numerous well-established companies are focusing significant resources on providing party drinks, drink mixes and drinking supplies that will compete with our services. No assurance can be provided that we will be able to effectively compete with these other companies or that competitive pressures, including possible downward pressure on the prices we charge for our products, will not rise. In the event that we cannot effectively compete on a continuing basis or competitive pressures arise, such inability to compete or competitive pressures will have a material adverse effect on our business, results of operations and financial condition.

Our main competition is from a product called "Zippers," a gelatin shooter manufactured by BPNC, Inc. Zippers are gelatin shooters in prepackaged form which include alcohol and are therefore regulated by various individual state’s liquor control boards. We believe our product is superior to Zippers for many reasons including: (i) the fact that our Gelatin Shooters do not include alcohol and are therefore not regulated as an alcoholic beverage and are not subject to certain liquor control guidelines (ii) because of the fact that our end users are able to add their own liquor products, they can use the alcohol of their choice and make the Gelatin Shooters as strong or as weak as they like and (iii) our Gelatin Shooters will last longer and not go stale as fast as Zippers, due to the fact that they only come in powdered form.

We do not currently depend on one or a small number of customers for our sales. We currently offer and sell our products to a large number of customers, including distributors, hotels, restaurants, bars and clubs and direct retail via our website.

Subsidiaries

Our wholly owned subsidiary, Sunshine Group LLC, conducts business under the d/b/a of "Shotski's Gelatin Cocktail Mixes," "Shotski's," "Shotski's Cocktail Sugars & Salts and Bar Supplies” and “Shotski’s Gold Star Mfg.”

Patents, Trademarks And Licenses

The President of Sunshine, Marion R. "Butch" Barnes, holds a registered trademark for the term "Shotski's," serial number 76419327, registration number 2877880, which he licenses to us free of charge. In September 2006, we entered into a Trademark Licensing Agreement with Mr. Barnes in connection with our use of the "Shotski's" trademark. Pursuant to the licensing agreement, Mr. Barnes agreed to provide us a one (1) year non-revocable license to use of the trademark, which license shall automatically renew for additional one (1) year terms unless either party terminates the licensing agreement at least sixty, but not more than ninety days prior to the end of the then current term of the agreement. We have no reason to believe that Mr. Barnes will not continue to license us the use of the "Shotski's" trademark indefinitely.

Other than the trademark for "Shotski's," which we license from Mr. Barnes, we have no other patents, trademarks or licenses.

Need For Government Approval

We operate in the food and beverage industry and as such, our operations are regulated by the U.S. Food and Drug Administration, as well as by various other state, county and city regulations as required by law.

We have obtained all required federal and state permits, licenses, and bonds to operate our business. However, there can be no assurance that in the future, our operations and profitability will not be subject to more restrictive regulation and/or increased taxation by federal, state, or local agencies.

ITEM 2. DESCRIPTION OF PROPERTY

Our primary office space currently occupies approximately 240 square feet of office space, at 1640 Terrace Way, Walnut Creek, California 94597, which we are provided at the home of David Rector, our sole officer and Director, free of charge. Mr. Rector does not have any current plans to cease providing such office space free of charge, nor do we have any current plans to seek an alternative office space arrangement.

We additionally have approximately 200 square feet of office space at our warehouse facility at 369 Blanding Blvd., Orange Park, Florida 32073. We entered into a one (1) year warehouse lease for approximately 1,500 square feet of warehouse space, which lease started on December 1, 2006 and expires on December 31, 2007. The rent for the warehouse property is $10,593 per year, payable in monthly installments of $882.75. The lease for the Orange Park, Florida office space and warehouse facility is with a party not affiliated with us.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

No established public trading market exists for our common stock. We have no shares of common stock subject to outstanding options or warrants to purchase, or securities convertible into, our common stock. We have no outstanding shares of Preferred Stock. Moving forward we plan to work with a market maker and to eventually quote our common stock on the Over-The-Counter Bulletin Board, of which there can be no assurance.

As of March 5, 2007, there were 7,030,000 shares of common stock outstanding, held by approximately thirty-nine (39) shareholders of record.

Recent Sales of Unregistered Securities

There were no sales of securities during the three months ended December 31, 2006, or through the date of this report.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATIONS

We are currently funded solely by our shareholders and believe that we can continue our business operations for approximately the next three months with the funds we receive through sales of our products, the $7,458 of cash on hand we had as of December 31, 2006 and the $10,000 loan we received from Jenadosa in January 2007. We plan to work to increase our sales in the future, by starting a mail, fax and email marketing program, and by utilizing and building upon the interest we generate for our products at trade shows.

We believe we will require up to $250,000 in the next twelve months to expand our operations, purchase a printing machine, which would allow us to increase the volume of our sales, pay the travel expenses associated with travel to certain trade shows, and purchase additional inventory and magazine ads. We do not currently have any commitments for this funding.

We spent approximately $2,500 per year on research and development activities on our products during each of the last two fiscal years ended December 31, 2006 and 2005.

We are currently actively recruiting new distributors to expand our sales coverage for our product lines. Distributors can be regional, serving multiple states, within a state or distribute in or around a large city. We have found that getting the attention of a larger distributor with a new product line can be difficult and have found that we are more successful in recruiting multiple smaller distributors with limited coverage areas to date. However, because of this, we currently believe that there are currently many open areas within the states that we distribute our products to that are not serviced by the smaller distributors which we distribute our products through. To provide coverage to these areas, we conduct direct email marketing campaigns in an effort to attract customers and service such customers directly through our website. This two-pronged approach of recruiting regional distributors and directly marketing our products to individual customers will be the primary sales and marketing strategy for us for the next several years.

We have experienced a limited amount of increased demand for our products around the winter holidays, spring break and summer vacation. Other than these limited seasonal increases in our sales, we have experienced no significant seasonal increases in our sales to date. We are currently spending the majority of our efforts in growing our distribution channels and sales. At present, our sales growth has been relatively unaffected by any seasonality trends. For the foreseeable future, we do not anticipate any significant increases or decreases in sales due to seasonality factors.

Our primary branded product, Shotski's Gelatin Bar Mixes, is a product concept that has been in place for several years. With the unique formulation of the Shotski's product and the supporting line of bar accessories to help the on-site accounts market the products, we believe we have been able to differentiate ourselves from the mainstream and begin to build brand awareness as well as our revenue base. We believe that the key to our Shotski's mix product concept is the longevity of the on-site prepared gelatin product; that is that it remains useable for multiple weeks, where other gelatin products are only good for approximately 24-48 hours before they spoil. At this juncture, we have experienced a significant increase in growth for the year ended December 31, 2006, compared to the year ended December 31, 2005, and plan to use the majority of our revenues moving forward, assuming we are able to continue to generate such revenues, and have any funds left over after paying our expenses, of which there can be no assurance, to increase our inventories and continue and expand our marketing campaign.

Our operations are based on just-in-time inventory policies and therefore our working capital is held to a minimum. However, we also try to take advantage of costs saving that can be gained from purchasing our supplies in bulk, which benefits we believe, along with the practice of keeping our working capital at a minimum has benefited our gross margins to date. We believe that our lines of supply are well-established and reliable to date and that moving forward, our suppliers have great flexibility to effectively handle any increases in sales volume we may experience, without delays.

We also believe that we have strong support and an excellent working relationship with our financial advisor, Viking Investment Group II, Inc., who will work with us on an ongoing basis to help provide assistance in generating additional working capital funds, if such funds are needed in the future.

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006 COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 2005

We had product sales of $135,912 for the year ended December 31, 2006, compared to product sales of $46,984 for the year ended December 31, 2005, an increase in product sales of $88,928 or 189.3% from the prior period. The increase in product sales was due to increased awareness of and demand for our products, which product awareness was created through our attendance at various tradeshows, our Internet website and postings on certain Internet websites, as well as various magazine advertisements featuring our products.

We had a cost of goods sold of $84,136 for the year ended December 31, 2006, compared to a cost of goods sold of $45,840 for the year ended December 31, 2005, an increase in cost of good sold of $38,296 or 83.5%, which increase in cost of goods sold was directly attributable to our increased sales over the same period.

We had a gross margin of $51,776 for the year ended December 31, 2006, compared to a gross margin of $1,144 for the year ended December 31, 2005, an increase in gross margin of $50,632, which increase in gross margin was due to the 189.3% increase in revenues for the year ended December 31, 2006 compared to the year ended December 31, 2005, offset by only an 83.5% increase in cost of goods sold over the same period.

We had total expenses, consisting solely of general and administrative expenses of $276,094 for the year ended December 31, 2006, compared to total expenses consisting solely of general and administrative expenses of $85,885 for the year ended December 31, 2005, an increase in general and administrative expenses of $190,209 or 221.5% from the prior period. The increase in general and administrative expenses was caused by increased services contributed by our officers and Directors, relating to the amount of time they put into the Company’s operations even though they draw no salary from the Company, increases in our advertising expenses which totaled approximately $24,000 for the year ended December 31, 2006, compared to $0 for the year ended December 31, 2005, and increases in our professional fees in connection with becoming a reporting company during the fiscal year ended December 31, 2006, including the preparation of our periodic filings with the Securities and Exchange Commission by our legal counsel and the review and audit of our quarterly and annual financial statements by our independent auditors, which expenses were not present during the year ended December 31, 2005, as we were not a publicly reporting company at that time.

We had a loss from operations of $203,256 for the year ended December 31, 2006, compared to a loss from operations of $84,741 for the year ended December 31, 2005, an increase in loss from operations of $118,515 or 139.9% from the prior period. This increase in loss from operations was caused by the 196.9% increase in general and administrative expenses for the year ended December 31, 2006, compared to the year ended December 31, 2005.

We had other expenses, consisting of interest expense of $10,531 for the year ended December 31, 2006, compared to other expenses consisting of interest expense of $561 for the year ended December 31, 2005, an increase in interest expense of $9,970 from the prior period. Interest expense for the year ended December 31, 2006 was in connection with Jenadosa Notes (described in greater detail and defined below).

We had a net loss of $213,787 for the year ended December 31, 2006, compared to a net loss of $85,302 for the year ended December 31, 2005, an increase in net loss of $128,485 or 150.6% from the prior period. The increase in net loss was mainly due to the 196.9% increase in general and administrative expenses, the 83.5% increase in cost of goods sold, and the $9,970 increase in interest expense for the year ended December 31, 2006, compared to the prior year, which was not sufficiently offset by the 189.3% increase in sales over the same period.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $27,853 as of December 31, 2006, which included current assets of $23,555, consisting of cash on hand of $7,458 and accounts receivable, net of $16,097, and non-current assets of $4,298, including property and equipment, net of $3,295, trademark of $275, consisting of the trademark “Shotski’s” licensed to us from Mr. Barnes pursuant to the Trademark Licensing Agreement described above and deposits of $728.

We had total liabilities of $151,621 as of December 31, 2006, consisting solely of current liabilities, including accounts payable of $13,529, and notes payable and accrued interest of $138,092 in connection with the notes payable to Jenadosa Holdings Limited.

We received two $50,000 loans, one $5,000 loan, one $7,000 loan and one $15,000 loan from a third party, Jenadosa Holdings Limited ("Jenadosa"), during the years ended December 31, 2005 and 2006, and entered into promissory notes which evidence the loans, which notes bear interest at the rate of 10% per year until paid. We received $50,000 in connection with one promissory note on November 20, 2005, $50,000 in connection with another promissory note on February 14, 2006, $5,000 in connection with a third promissory note on August 21, 2006, $7,000 in connection with a fourth note on September 20, 2006, and $15,000 in connection with a fifth note on October 13, 2006 (collectively the “2005 and 2006 Notes”). The Notes are all payable on July 31, 2007, together with any accrued and unpaid interest. Any amounts not paid on the Notes when due bear interest at the rate of 15% per annum until paid.

On January 15, 2007, we received an additional $10,000 loan from Jenadosa and entered into an additional promissory note with Jenadosa to evidence the loan, which bears 10% interest per annum and is due and payable on March 31, 2008 (the “2007 Note,” and collectively with the 2005 and 2006 Notes, the “Notes”).

We had negative working capital of $128,066 and total stockholders’ deficit of $123,768 as of December 31, 2006.

We had $89,527 of net cash used in operating activities for the year ended December 31, 2006, which mainly consisted of $213,787 of net loss and $21,778 of increase in receivables, offset by $117,001 of contributed services to us by our Chief Executive Officer, David Rector and the President of Sunshine, Marion "Butch" Barnes, neither of which we pay a salary, $10,000 in allowance for bad debts and $10,531 of increase in accrued interest payable in connection with the Jenadosa Notes.

We had $3,798 of net cash used by investing activities for the year ended December 31, 2006, which was solely due to the purchase of fixed assets in connection with the purchase of new phones and construction of our office space and floor jack in our Florida warehouse.

We had $80,300 of net cash provided by financing activities for the year ended December 31, 2006, which included $3,300 of common stock issued for cash in connection with the sale by us in June 2006, of 330,000 shares of our common stock to an aggregate of thirty-three (33) offshore investors in connection with Offshore Subscription Agreements, for aggregate consideration of $3,300, or $0.01 per share; and $77,000 of proceeds from notes payable in connection with the Jenadosa Notes, which amount does not include the January 15, 2007 Jenadosa Note described above.

We have no current commitment from our officers and Directors or any of our shareholders to supplement our operations or provide us with financing in the future. If we are unable to raise additional capital from conventional sources and/or additional sales of stock in the future, we may be forced to curtail or cease our operations. Even if we are able to continue our operations, the failure to obtain financing could have a substantial adverse effect on our business and financial results.

In the future, we may be required to seek additional capital by selling debt or equity securities, selling assets, or otherwise be required to bring cash flows in balance when we approach a condition of cash insufficiency. The sale of additional equity or debt securities, if accomplished, may result in dilution to our then shareholders. We provide no assurance that financing will be available in amounts or on terms acceptable to us, or at all.

RISK FACTORS

You should carefully consider the following risk factors and other information in this annual report on Form 10-KSB before deciding to become a holder of our common stock. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent.

The Company's business is subject to the following Risk Factors (references to "our," "we," "Nano", and words of similar meaning in these Risk Factors refer to the Company):

WE MAY NOT BE ABLE TO CONTINUE OUR BUSINESS PLAN WITHOUT ADDITIONAL FINANCING.

We depend to a great degree on the ability to attract external financing in order to conduct our business activities and in order that we have sufficient cash on hand to expand our operations. We are currently funded solely by our shareholders and we believe that we can continue our business operations for approximately the next three months with the funds we receive through sales of our products and the $7,458 of cash on hand we had as of December 31, 2006 and the $10,000 loan we received from Jenadosa in January 2007. We also anticipate the need for approximately $250,000 in the next twelve months to expand our operations (as described above under “Plan of Operations,” which we do not currently have any commitments from any related or third parties to provide. If we are unable to generate sufficient revenues to support our operations and/or fail to raise additional funds after the three months which we currently believe we will be able to continue our operations, and/or if we are unable to raise sufficient capital to increase our sales, we may be forced to abandon our current business plan. If you invest in us and we are unable to raise the required funds, your investment could become worthless.

WE WILL REQUIRE APPROXIMATELY $148,000 PRIOR TO JULY 31, 2007, TO REPAY AMOUNTS WE OWE UNDER OUTSTANDING NOTES PAYABLE, WHICH FUNDS WE DO NOT CURRENTLY HAVE.

Jenadosa Holding Limited ("Jenadosa"), loaned us $50,000 on November 20, 2005, $50,000 on February 14, 2006, $5,000 on August 21, 2006, $7,000 on September 20, 2006, and $15,000 on October 13, 2006 which loans are evidenced by promissory notes, and which loans had accrued approximately $11,000 in accrued and unpaid interest as of December 31, 2006. The promissory notes bear interest at the rate of 10% per annum until paid and all principal and accrued and unpaid interest under the promissory notes is due and payable by us on July 31, 2007. Jenadosa also loaned us an additional $10,000, which bears interest at the rate of 10% per annum, which is due and payable on March 31, 2008. We do not currently have sufficient cash on hand to repay the $138,000 (including accrued and unpaid interest as of December 31, 2006) owed under the promissory notes with Jenadosa. If we are unable to generate a sufficient amount of net income to provide us enough funds to repay the notes prior to July 31, 2007, and/or March 31, 2008, respectively, we may be forced to raise additional funds through the sale of equity or debt securities, which could cause substantial dilution to our existing shareholders. As a result, if we fail to generate sufficient net income to repay our outstanding promissory notes with Jenadosa, the value of our securities, if any, could decline in value or become worthless.

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT AS TO WHETHER OUR COMPANY CAN CONTINUE AS A GOING CONCERN.

We have generated only limited revenues since our inception and have incurred substantial losses. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate sufficient cash flow to conduct its operations and/or obtain additional sources of capital and financing.

WE LACK AN OPERATING HISTORY WHICH YOU CAN USE TO EVALUATE US, MAKING ANY INVESTMENT IN OUR COMPANY RISKY.

We lack an operating history which investors can use to evaluate our previous history, as we were only incorporated in April 2004. Therefore, an investment in us is risky because we have no business history and it is hard to predict what the outcome of our business operations will be in the future.

WE RELY UPON KEY PERSONNEL AND IF THEY LEAVE US, OUR BUSINESS PLAN AND RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED.

We rely heavily on our Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director, David Rector, as well as the President of Sunshine, Marion R. "Butch" Barnes. Their experience and input create the foundation for our business and they are responsible for the directorship and control over our products. We do not currently have an employment agreement or "key man" insurance policy on either Mr. Rector or Mr. Barnes. Moving forward, should we lose the services of Mr. Rector or Mr. Barnes, for any reason, we will incur costs associated with recruiting replacements and delays in our operations. If we are unable to replace either Mr. Rector or Mr. Barnes with another suitably trained individual or individuals, we may be forced to scale back or curtail our business plan. As a result of this, your investment in us could become devalued.

WE FACE INTENSE COMPETITION FOR OUR PRODUCTS AND AS A RESULT, WE MAY BE UNABLE TO COMPETE IN THE MARKET FOR PARTY AND ALCOHOLIC DRINKING MIXES AND SUPPLIES.

The market for party drinks, drink mixes and drinking supplies is highly competitive and fragmented. The Company expects competition to intensify in the future. We compete in each of our markets with numerous national, regional and local companies, many of which have substantially greater financial, managerial and other resources than those presently available to us. Numerous well-established companies are focusing significant resources on providing party drinks, drink mixes and drinking supplies that will compete with our services. No assurance can be given that we will be able to effectively compete with these other companies or that competitive pressures, including possible downward pressure on the prices we charge for its products, will not rise. In the event that we cannot effectively compete on a continuing basis or competitive pressures arise, such inability to compete or competitive pressures will have a material adverse effect on tour business, results of operations and financial condition.

WE HAVE NOT AND DO NOT ANTICIPATE PAYING ANY CASH DIVIDENDS ON OUR COMMON STOCK AND BECAUSE OF THIS OUR SECURITIES COULD FACE DEVALUATION IN THE MARKET.

We have paid no cash dividends on our common stock to date and it is not anticipated that any cash dividends will be paid to holders of our common stock in the foreseeable future. While our dividend policy will be based on the operating results and capital needs of our business operations, it is anticipated that any earnings will be retained to finance our business operations and future expansion.

IF OUR COMMON STOCK IS APPROVED FOR TRADING ON THE OVER-THE-COUNTER BULLETIN BOARD, THERE MAY NOT BE A MARKET FOR OUR COMMON STOCK, AND IF THERE IS A MARKET, IT WILL LIKELY BE LIMITED, SPORADIC, AND VOLATILE.

Subsequent to this filing, we hope to have our common stock quoted on the Over-The-Counter Bulletin Board ("OTCBB"). If we do obtain approval for our common stock to be quoted on the OTCBB, there may not be a market for our common stock, and if there is a market, it will likely be illiquid, highly volatile and not followed by analysts, which could lead to large increases and decreases in the trading value of our common stock, which are not based on our results of operations or the value of our company.

IF OUR COMMON STOCK IS NOT APPROVED FOR TRADING ON THE OVER-THE-COUNTER BULLETIN BOARD, OUR COMMON STOCK MAY NOT BE PUBLICLY TRADED, WHICH COULD MAKE IT DIFFICULT TO SELL SHARES OF OUR COMMON STOCK AND/OR CAUSE THE VALUE OF OUR COMMON STOCK TO DECLINE IN VALUE.

In order to have our common stock traded on the OTCBB, which is our current plan, we will need to have a market maker file a Form 15c2-11 with the National Association of Securities Dealers ("NASD") on our behalf; and then clear NASD comments to obtain a trading symbol on the OTCBB. Assuming we clear NASD comments, of which we can provide no assurances, we anticipate receiving a trading symbol and having our shares of common stock traded on the OTCBB in approximately two (2) to three (3) months after the filing of our 15c2-11. In the event our Form 15c2-11 is not approved by the NASD, we plan to file a 15c2-11 to trade our shares of common stock on the Pink Sheets. If we are not cleared for trading on the OTCBB and are not cleared for trading on the Pink Sheets, there will be no public market for our common stock and it could be difficult or impossible for our then shareholders to sell shares of common stock which they own. As a result, the value of our common stock will likely be less than it would otherwise due to the difficulty shareholders will have in selling their shares. If we are unable to obtain clearance to trade on the OTCBB and/or the Pink Sheets, it will be difficult for us to raise capital and we could be forced to curtail or abandon our business operations, and as a result, the value of our common stock could become worthless.

OUR BYLAWS PROVIDE FOR INDEMNIFICATION OF OUR OFFICERS AND DIRECTORS, SO IT WILL BE DIFFICULT TO SEEK DAMAGES FROM OUR OFFICERS AND/OR DIRECTORS IN A LAWSUIT.

Our Bylaws provide that our officers and Directors will only be liable to us for acts or omissions that constitute actual fraud, gross negligence or willful and wanton misconduct. Thus, we may be prevented from recovering damages for certain alleged errors or omissions by our officers and Directors for liabilities incurred in connection with their good faith acts on our behalf. Additionally, such an indemnification payment on behalf of our officers and/or Directors may deplete our assets. Investors who have questions respecting the fiduciary obligations of our officers and Directors should consult with their own independent legal counsel prior to making an investment in us. Additionally, it is the position of the Securities and Exchange Commission that exculpation from and indemnification for liabilities arising under the 1933 Act and the rules and regulations thereunder is against public policy and therefore unenforceable.

WE HAVE A LIMITED OPERATING HISTORY AND BECAUSE OF THIS IT MAY BE DIFFICULT TO EVALUATE OUR CHANCES FOR SUCCESS.

We were formed as a Delaware corporation on April 16, 2004. From April 16, 2004 until December 31, 2005, the date we acquired Sunshine Group, LLC, we had limited operations. While we have had a limited volume of sales to date, we can provide no assurances that our sales will increase in the future and/or that our sales will not decline in the future. Although we feel that our results of operations are encouraging, we are a relatively new company and, as such, run a risk of not being able to compete in the marketplace because of our relatively short existence. New companies in the competitive environment of drinking mixes and supplies, such as ours, may have difficulty in continuing in the highly competitive beverage and drink mix industry, and as a result, we may be forced to abandon or curtail our business plan. Under such a circumstance, the value of any investment in us may become worthless.

WE FACE A RISK OF A CHANGE IN CONTROL DUE TO THE FACT THAT OUR CURRENT SOLE DIRECTOR DOES NOT OWN A MAJORITY OF OUR OUTSTANDING COMMON STOCK.

Our current Director, David Rector, owns 100,000 shares of our common stock, representing only 1.4% of our outstanding common stock and can therefore not exercise majority voting control over us. As a result, our shareholders who are not officers and Directors of us are able to obtain a majority of voting shares, which would allow such shareholders to choose who serves as our Director(s). Because of this, Mr. Rector may not be reappointed by our shareholders when he is up for re-election and/or may be replaced by another individual or individuals, and such replacement would be outside of Mr. Rector's control. If that were to happen, our new management could affect a change in our business focus and/or curtail or abandon our business operations, which in turn could cause the value of our securities, if any, to decline.

DELAWARE LAW AND OUR CERTIFICATE OF INCORPORATION AUTHORIZE US TO ISSUE SHARES OF STOCK, WHICH SHARES MAY CAUSE SUBSTANTIAL DILUTION TO OUR EXISTING SHAREHOLDERS AND/OR HAVE RIGHTS AND PREFERENCES GREATER THAN THE COMMON STOCK CURRENTLY OUTSTANDING.

Pursuant to our Certificate of Incorporation, we have 75,000,000 shares of common stock and 10,000,000 shares of Preferred Stock authorized. As of the filing of this Report, we have 7,030,000 shares of common stock issued and outstanding and - 0 - shares of Preferred Stock issued and outstanding. As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which if issued could cause substantial dilution to our then shareholders. Additionally, shares of Preferred Stock may be issued by our Board of Directors without shareholder approval with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors, which may be greater than the shares of common stock currently outstanding. As a result, shares of Preferred Stock may be issued by our Board of Directors which cause the holders to have super majority voting power over our shares, provide the holders of the Preferred Stock the right to convert the shares of Preferred Stock they hold into shares of our common stock, which may cause substantial dilution to our then common stock shareholders and/or have other rights and preferences greater than those of our common stock shareholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of common stock and Preferred Stock, which could cause substantial dilution to our existing shareholders. Additionally, the dilutive effect of any Preferred Stock, which we may issue may be exacerbated given the fact that such Preferred Stock may have super majority voting rights and/or other rights or preferences which could provide the preferred shareholders with voting control over us and/or give those holders the power to prevent or cause a change in control. As a result, the issuance of shares of common stock and/or Preferred Stock, may cause the value of our securities to decrease and/or become worthless.

EFFECT OF UNFAVORABLE PUBLICITY FOR OUR PRODUCTS, OTHER DRINK MIX PRODUCTS, OR THE ALCOHOLIC DRINK MARKET AS A WHOLE.

We believe that the market for our products will be affected by national media attention regarding the consumption of alcoholic beverages as a whole. Future publicity regarding the potential effects of the daily consumption and/or excess consumption of alcoholic beverages could have a material adverse effect on our sales and marketing efforts. If we or other drink mix suppliers, and/or alcoholic beverage suppliers were to suffer adverse media attention, it could cause the value of our common stock to decrease, and could lead to any investment you have in us becoming worthless.

EFFECT OF GOVERNMENT REGULATIONS ON OUR FUTURE PRODUCTS AND POTENTIAL LEGAL PROCEEDINGS SUCH CHANGES IN REGULATIONS COULD CREATE.

The manufacturing, packaging, labeling, advertising, distribution and sale of our products and mixes are subject to regulation by federal, state and local agencies, the most active of which is the U.S. Food and Drug Administration (the "FDA"). While we currently believe that our operations fully comply with all FDA rules and regulations, there can be no assurance that the FDA will not enact stricter rules and regulations in the future. There can be no assurance, that if FDA rules are enacted, that we will be able to comply with them without incurring material expenses. Additionally, any additional products we may choose to distribute in the future, if any, will likely be regulated by federal, state and local agencies as well, including the FDA. Currently all of our drink mix ingredients have previously passed FDA approval, however there can be no assurance that such ingredients will continue to be approved by the FDA. If any of our ingredients were found in the future to be harmful by the FDA, we could be forced to change the ingredients in our products and/or may face legal proceedings in connection with the defense of any customers who claim they were harmed by such ingredients. If this were to happen we could be forced to abandon or curtail our business plan. Additionally, if stricter regulations are enacted in the future and we are unable to meet these new laws or regulations, any investment in our securities could become worthless.

OUR SALES EXPERIENCE LARGE FLUCTUATIONS DUE TO THE SEASONALITY OF OUR PRODUCTS.

We generally experience greater sales in the spring, summer and during the winter holidays, as in our opinion, there are a greater number of individuals consuming alcoholic beverages during the spring and summer months and during the winter holidays, due to the fact that schools are on spring break and summer and winter vacations occur during those months. As such, our results of operations for any one quarter may not be indicative of the results of operations for any other quarter and/or our yearly results of operations.

WE DO NOT CURRENTLY HAVE A PUBLIC MARKET FOR OUR SECURITIES. IF THERE IS A MARKET FOR OUR SECURITIES IN THE FUTURE, OUR STOCK PRICE MAY BE VOLATILE AND ILLIQUID.

There is currently no public market for our common stock. Moving forward, we hope to quote our securities on the OTC Bulletin Board. However, we can make no assurances that we will be able to quote our securities on the OTC Bulletin Board, or that there will be a public market for our common stock in the future. If there is a market for our common stock in the future, we anticipate that such market would be illiquid and would be subject to wide fluctuations in response to several factors, including, but not limited to:

(1)	actual or anticipated variations in our results of operations;

(2)	our ability or inability to generate new revenues;

(3)	increased competition; and

(4)	conditions and trends in the market for alcohol and alcohol related services, bars and other establishments which sell alcoholic beverages.

Furthermore, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price and liquidity of our common stock.

INVESTORS MAY FACE SIGNIFICANT RESTRICTIONS ON THE RESALE OF OUR COMMON STOCK DUE TO FEDERAL REGULATIONS OF PENNY STOCKS.

Once our common stock is listed on the OTC Bulletin Board, it is likely that it will be subject to the requirements of Rule 15(g)9, promulgated under the Securities Exchange Act as long as the price of our common stock is below $4.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $4.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

ITEM 7. FINANCIAL STATEMENTS

NANO HOLDINGS INTERNATIONAL, INC.
Consolidated Balance Sheet

ASSETS

December 31,
2006
CURRENT ASSETS

Cash	$7,458
Accounts receivable, net	16,097

Total Current Assets	23,555

PROPERTY AND EQUIPMENT, net	3,295

OTHER ASSETS

Trademark	275
Deposits	728

Total Other Assets	1,003

TOTAL ASSETS	$27,853

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$13,529
Notes payable and accrued interest	138,092
Total Current Liabilities	151,621

LONG-TERM DEBT	-

Total Liabilities	151,621

COMMITMENTS AND CONTINGENCIES	-

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock:$0.001 par value, 10,000,000 shares
authorized; no shares issued and outstanding	-
Common stock:$0.001 par value, 75,000,000 shares
authorized; 7,030,000 shares issued and outstanding	7,030
Additional paid-in capital	240,791
Accumulated deficit	(371,589)

Total Stockholders' Equity (Deficit)	(123,768)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$27,853

The accompanying notes are an integral part of these financial statements.

NANO HOLDINGS INTERNATIONAL, INC.
Consolidated Statements of Operations

	For the Years Ended December 31,
	2006	2005

REVENUES
Product sales	$135,912	$46,984
Cost of goods sold	84,136	45,840

Gross Margin	51,776	1,144

EXPENSES

General and administrative	255,032	85,885

Total Expenses	255,032	85,885

Loss from Operations	(203,256)	(84,741)

OTHER EXPENSES

Interest expense	10,531	(561)

Net Loss	$(213,787)	$(85,302)

PER SHARE DATA:

Basic and diliuted loss per share	$(0.06)	$(0.02)

Weighted average number of shares outstanding
	3,500,000	3,500,000

The accompanying notes are an integral part of these financial statements.

NANO HOLDINGS INTERNATIONAL, INC.
Consolidated Statements of Stockholders' Equity (Deficit)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2004	3,500,000	$3,500	$73,020	$(72,500)	$4,020

Contributed capital	-	-	51,000	-	51,000

Shares issued in recapitalization	3,100,000	3,100	(3,100)	-	-

Net loss for the year ended December 31, 2005
	-	-	-	(85,302)	(85,302)

Balance, December 31, 2005	6,600,000	6,600	120,920	(157,802)	(30,282)

Common stock issued for services
performed by an officer
and shareholder	100,000	100	116,901	-	117,001

Common stock issued for cash
at $0.01 per share	330,000	330	2,970	-	3,300

Net loss for the year ended December 31, 2006
	-	-	-	(213,787)	(213,787)

Balance, December 31, 2006	7,030,000	$7,030	$240,791	$(371,589)	$(123,768)

The accompanying notes are an integral part of these financial statements.

NANO HOLDINGS INTERNATIONAL, INC.
Consolidated Statements of Cash Flows

	For the Years Ended December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(213,787)	$(85,302)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities:

Depreciation and amortization	503	-
Allowance for bad debts	10,000	-
Contributed services	117,001	36,000
Changes in Operating Assets and Liabilities:
(Increase) decrease in receivables	(21,778)	(2,712)
(Increase) decrease in other assets	(1,003)	-
Increase (decrease) in accrued interest payable	10,531	561
Increase (decrease) in accounts payable	9,006	3,563

Net Cash Used in Operating Activities	(89,527)	(47,890)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	(3,798)	-

Net Cash Provided (Used) By Investing Activities	(3,798)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash	3,300	-
Proceeds from notes payable	77,000	50,000
Contributed capital	-	15,000

Net Cash Provided (Used) By Financing Activities	80,300	65,000

INCREASE (DECREASE) IN CASH	(13,025)	17,110

CASH AT BEGINNING OF YEAR	20,483	3,373

CASH AT END OF YEAR	$7,458	$20,483

Supplemental Cash Flow Disclosures:

Cash paid for:

Interest expense	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

NANO HOLDINGS INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements
December 31, 2006

NOTE 1 -   ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was incorporated under the laws of the State of Delaware as Nano Holdings International, Inc. on April 16, 2004 with a principal business objective of seeking a merger with an existing operating company. Sunshine Group, LLC., (Sunshine) was formed as a limited liability company, under the laws of the State of Florida on June 24, 2002, to engage in the manufacture and sale of alcoholic and non alcoholic beverages. On December 31, 2005, Nano Holdings International, Inc. acquired all of the ownership interests of Sunshine Group, LLC for 3,500,000 shares of its common stock. The shareholders of Sunshine Group, LLC became the controlling shareholders of the Company and Nano Holdings International, Inc. was inactive prior to the acquisition. Accordingly, the accompanying financial statements reflect the historical financial statements of Sunshine Group, LLC as the historical of the Company, i.e. a reverse merger.

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year-end.

b.	Revenue Recognition

The Company recognizes revenue from the sales of its alcoholic and non alcoholic beverages upon delivery to the customer’s delivery site, the customers take title and assume the risks and rewards of ownership, when persuasive evidence of an arrangement exists, when the contract price is fixed or determinable, and collectibility is reasonably assured.

The Company has a policy of limiting returns to only non perishable non food items.

c.	Income Taxes

The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not. The Company has a net operating loss carryover of approximately $104,514 as of December 31, 2006. The benefit of the net operating loss carryover of $40,760 as of December 31, 2006 has been offset by a valuation allowance of $40,760.

Until its acquisition by the Company, Sunshine elected to file its taxes as a limited liability company, whereby its profits and losses are passed through to its members. Accordingly, Sunshine did not pay or accrue income taxes. Also, Sunshine did not record an asset for the value of its net operating loss carryforwards.

NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

d. Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

e.	Accounts Receivable

The Company’s accounts receivable are shown net of the allowance for doubtful accounts of $10,000 and $-0- as of December 31, 2006 and 2005, respectively.

f.	Research and Development

The Company expenses research and development costs in the period incurred. Research and development expenses for the years ended December 31, 2006 and 2005 totaled approximately $2,500 per year.

g.	Basic Income (Loss) Per Share

The computation of basic income (loss) per share is based on the weighted average number of shares outstanding during the periods covered by the financial statements. Diluted income per shares units is equal to the basic income per unit as there are no potentially dilutive shares outstanding.

h. Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

i. Common Stock

The holders of the Company’s common stock are entitled to receive dividends out of assets or funds legally available for the payment of dividends at such times and in such amounts as the board from time to time may determine. Holders of common stock are entitled to one vote for each share held on all matters submitted to a vote of shareholders. There is no cumulative voting of the election of directors then standing for election. The common stock is not entitled to pre-emptive rights and is not subject to conversion or redemption. Upon liquidation, dissolution or winding up of the Company, the assets legally available for distribution to stockholders are distributable ratably among the holders of the common stock after payment of liquidation preferences, if any, on any outstanding payment of other claims of creditors.

NOTE 2 -    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

j. Preferred Stock

Shares of preferred stock may be issued from time to time in one or more series, each of which shall have such distinctive designation or title as shall be determined by the board of directors of the Company. Preferred stock shall have such voting powers, full or limited, or no voting powers, and such preferences and relative, participating, optional or other special rights and such qualifications, limitations or restrictions thereof, as may be adopted from time to time by the board of directors.

k. Costs of Goods Sold

All shipping costs and handling costs are classified in costs of goods sold. These costs include inbound freight charges, receiving costs, inspection costs, warehousing costs, internal transfer costs and the other costs of the Company’s distribution network.

l. General and Administrative Expenses

General and administrative expenses include those costs not directly related to the sales of the Company’s products. These expenses include travel, administrative compensation, professional fees and marketing.

m. Principles of Consolidation

The accompanying financial statements include the accounts of Nano Holdings International, Inc. and its wholly owned subsidiary Sunshine Group, LLC.

NOTE 3 -	GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has generated significant losses from operations.

In order to continue as a going concern and achieve a profitable level of operations, the Company will need, among other things, additional capital resources and developing a consistent source of revenues. Management’s plans include raising capital from the private placement of its debt or equity.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 -	NOTES PAYABLE

The Company has incurred notes payable to an unrelated party as the source of the funding for its newly acquired business. The notes payable total $127,000, are unsecured, bear interest at 10% per annum and are due with accrued interest on July 31, 2007. The Company has accrued $11,092 in interest payable on the notes payable as of December 31, 2006.

NOTE 5 -	COMMITMENTS

On January 16, 2006 the Company entered into a one year lease for approximately 875 square feet of warehouse space.

Future obligations under the operating lease are as follows:

2007	$ 769

Total	$ 769

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company has recorded the value of the uncompensated services provided by its officers and directors as a contribution of capital. The Company has recorded $117,001 and $36,000 in 2006 and 2005, respectively, for such uncompensated services. The Company has also recorded $10,000 for the value of 100,000 shares issued to an officer and director in July 2006.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-KSB (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the last fiscal year and/or up to and including the date of this filing that we believe materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the name, age and position of our Director and executive officer, as well as the material officer of Sunshine, our wholly owned subsidiary:

NAME	AGE	POSITION

David Rector	60	Chief Executive Officer,
		President, Principal Accounting Officer,
		Secretary, Treasurer and Director

Marion R. "Butch" Barnes	64	President of Sunshine

David Rector

Mr. Rector has served as our Chief Executive Officer, President, Principal Accounting Officer, Secretary, Treasurer and Director since April 19, 2004. Mr. Rector does not have an employment agreement with us and does not receive compensation for his services to us, other than the 100,000 restricted shares of common stock which he was issued during the three months ended September 30, 2006, in consideration for services rendered, which shares were valued at $10,000 or $0.10 per share. Since August 2005, Mr. Rector has been employed as the Chief Operating Officer of Nanoscience Technologies, Inc. Mr. Rector had previously served as President and Chief Executive Officer of Nanoscience from June 2004 to August 2005. Since June 1985, Mr. Rector has been the principal of the David Stephen Group, which provides enterprise consulting services to emerging and developing companies in a variety of industries. From January 1995 until June 1995, Mr. Rector served as the General Manger of the Consumer Products Division of Bemis-Jason Corporation. Mr. Rector was employed by Sunset Designs Inc., a manufacturer and marketer of consumer product craft kits from June 1980 until June 1985. From June 1983 until June 1985, Mr. Rector served as President and General Manager of Sunset, from August 1981 until May 1985, Mr. Rector served as an Administrative and International Director of Sunset, and from June 1980 until August 1981, Mr. Rector served as Group Product Manager for Sunset.

Additionally, Mr. Rector currently served on the Board of Directors of the following companies as of December 31, 2006:

Name	Director Since
Senesco Technologies, Inc. (AMEX:SNT)	February 2002
Nanoscience Technologies, Inc. (OTCBB:NANS)	May 2004
Superior Galleries, Inc. (OTCBB:SPGR)	May 2003
Callkey International Inc. (PINKSHEETS:CKYI)	March 2006

As a result, the amount of time that Mr. Rector has to devote to our activities may be limited. Mr. Rector currently spends approximately four to six hours per week working for us on Company matters and works full-time for Nanoscience.

Mr. Rector obtained his Bachelors Degree in Business Administration from Murray State University in 1969.

Marion R. "Butch" Barnes

Mr. Barnes has served as the President of Sunshine Group, LLC, our wholly owned subsidiary since Sunshine was formed in June 2002. Mr. Barnes does not have an employment agreement with us and does not receive a salary from us. From approximately October 1996 until June 2002, Mr. Barnes was employed as President of Unified Beverage Group, LLC ("UBG"), which produces Dos Toros Cerveza. While at UBG, Mr. Barnes was in charge of distribution of their products. From October 1996 to June 1977, Mr. Barnes served as a market consultant and as brand development manager with Markstein Enterprises, in Danville, California, which had multiple Miller Beer distributorships throughout California. From August 1967 until October 1977, he served as western regional manager of Bacardi Imports in Miami, Florida.

Our Directors are elected annually and hold office until our next annual meeting of the shareholders and until their successors are elected and qualified. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement. Our officers and Directors may receive compensation as determined by us from time to time by vote of the Board of Directors. Such compensation might be in the form of stock options. Directors may be reimbursed by the Company for expenses incurred in attending meetings of the Board of Directors. Vacancies in the Board are filled by majority vote of the remaining Directors.

EMPLOYEES

We currently have two (2) full-time employees, Marion R. "Butch" Barnes, the President of Sunshine and Robert Barnes, Sunshine's promotions and Internet sales manager, who is the son of Marion R. "Butch" Barnes. Additionally, David Rector, our sole officer and Director spends approximately four to six hours per week on Company matters.

[Remainder of page left intentionally blank.]

ITEM 10. EXECUTIVE COMPENSATION.

			Other(1)
			Annual
		Name & Principal	Compen-	Restricted	Total
Position	Year	Salary ($)	sation	Stock Awards	Compensation

David Rector,	2006	$0	$0	$10,000 (3)	$10,000
CEO, President,	2005	$0	$0	$0	$0
CFO, Secretary,
Treasurer, and
Director (2)

Marion “Butch”
Barnes	2006	$0	$6,000(4)	$0	$6,000
President of
Sunshine

Does not include perquisites and other personal benefits in amounts less than 10% of the total annual salary and other compensation. We had no executive employees who have received more than $100,000 in compensation, including bonuses, options, and SARS since our formation in July 2005.

(1) No Executive Officer received any LTIP payouts, retirement payments, options, warrants or bonuses during the last two fiscal years, and no salaries are being accrued.

(2) Mr. Rector was appointed as our Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer and Director on April 19, 2004. Mr. Rector does not have an employment agreement with us.

(3) The 100,000 shares of common stock issued to Mr. Rector in July 2006 had a value of $10,000 or $0.10 per share.

(4) Mr. Barnes receives an automobile allowance of $500 per month.

COMPENSATION DISCUSSION AND ANALYSIS

Director Compensation

Mr. David Rector, our sole Director, has not received any separate remuneration to date for his service to the Board of Directors, other than the amounts he has received in consideration for his services to the Company as an officer, however, the Board of Directors reserves the right in the future to award the members of the Board of Directors cash or stock based consideration for their services to the Company, which awards, if granted shall be in the sole determination of the Board of Directors.

Executive Compensation Philosophy

Our Board of Directors, consisting solely of Mr. Rector, determines the compensation given to our executive officers in his sole determination. Our executive compensation program currently consists solely of shares of common stock issued in considerations for services rendered by Mr. Rector, which we believe aligns our executives’ interests with the interests of our shareholders by making our executive’s salary, if any, be paid through sales of our common stock, which salary can therefore only increase in the event the share price of our common stock increases. In addition, although we have not to date, our Board of Directors also reserves the right to pay our executives competitive salaries and award incentive bonuses which are linked to our performance, as well as to the individual executive officer’s performance. This package may also include long-term, stock based compensation to certain executives which is intended to align the performance of our executives with our long-term business strategies. While our Board of Directors has not granted any performance base stock options to date, the Board of Directors reserves the right to grant such options in the future, if the Board in its sole determination believes such grants would be in the best interests of the Company.

Incentive Bonus

The Board of Directors may grant incentive bonuses to our executive officers in its sole discretion, if the Board of Directors believes such bonuses are in the Company’s best interest, after analyzing, our current business objectives and growth, if any, and the amount of revenue we are able to generate each month, which revenue is a direct result of the actions and ability of such executives.

As of the date of this filing, no executive officers or Directors hold any outstanding options to purchase shares of common stock in the Company, nor were there any outstanding options to purchase shares in the common stock of the Company as of December 31, 2006 or 2005.

Long-term, Stock Based Compensation

In order to attract, retain and motivate executive talent necessary to support the Company’s long-term business strategy we may award certain executives with long-term, stock based compensation in the future, in the sole discretion of our Board of Directors, which we do not currently have any immediate plans to award.

Criteria for Compensation Levels

The Company has always sought to attract and retain qualified executives and employees able to positively contribute to the success of the Company for the benefit of its various stakeholders, the most important of which is its shareholders, but also including its customers, its employees, and the communities in which the Company operates.

The Board of Directors (in establishing compensation levels for the Company’s Chief Executive Officer) and the Company (in establishing compensation levels for other executives, if any) considers many factors, including, but not limited to, the individual’s abilities and executed performance that results in: the advancement of corporate goals of the Company, execution of the Company’s business strategies, contributions to positive financial results, and contributions to the development of the management team and other employees. An officer must demonstrate his or her ability to deliver results in his or her areas of responsibility, which can include, among other things: business development with new and existing customers, development of new products, efficient management of operations and systems, implementation of appropriate changes and improvements to operations and systems, personnel management, financial management, and strategic decision making. In determining compensation levels, the Board of Directors also considers: competitiveness of compensation packages relative to other comparable companies, both inside and outside of the Company’s industry, and the experience level of each particular individual.

Compensation levels for executive officers are generally reviewed upon the expiration of such executive’s employment agreement (if any), or annually, but may be reviewed more often as deemed appropriate.

Compensation Philosophy and Strategy

In addition to the “Criteria for Compensation Levels” set forth above, the Company has a “Compensation Philosophy” for all employees of the Company (set forth below), and a “Compensation Strategy for Key Management Personnel” (set forth below), a substantial portion of which also applies to all employees of the Company.

Compensation Philosophy

The Company’s compensation philosophy is as follows:

•
The Company believes that compensation is an integral component of its overall business and human resource strategies. The Company’s compensation plans will strive to promote the hiring and retention of personnel necessary to execute the Company’s business strategies and achieve its business objectives.

•
The Company’s compensation plans will be strategy-focused, competitive, and recognize and reward individual and group contributions and results. The Company’s compensation plans will strive to promote an alignment of the interests of employees with the interests of the shareholders by having a portion of compensation based on financial results and actions that will generate future shareholder value.

•
In order to reward financial performance over time, the Company’s compensation programs generally will consist of: base compensation, and may also consist of short-term variable incentives and long-term variable incentives, as appropriate.

•	The Company’s compensation plans will be administered consistently and fairly to promote equal opportunities for the Company’s employees.

Compensation Strategy for Key Management Personnel

The Company’s compensation strategy for its key management personnel is as follows:

•	Total compensation may include base salary and short-term and long-term variable incentives based on annual performance, and long-term variable incentives, in each case, where appropriate.

•	Compensation will be comparable to general and industry-specific compensation practices as practicable.

•
Generally, base compensation, and targeted short and long-term variable compensation, if any, will be established within the range of compensation of similarly situated companies. The Company’s organization size and complexity will be taken into account, and therefore similarly situated companies includes companies of similar size and complexity whether or not such companies are in the Company’s industry or not.

•
When determining compensation for officers and managers, the Company takes into account the employee’s knowledge and experience, including industry specific knowledge and experience, to the extent such knowledge and experience contributes to the Company’s ability to achieve its business objectives.

•	The Company reserves the right to adjust annual base salaries of employees if individual performance is at or above pre-established performance expectations.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides the names and addresses of each person known to own directly or beneficially more than a 5% of the outstanding common stock (as determined in accordance with Rule 13d-3 under the Exchange Act) as of March 5, 2007 and by the officers and Directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Name and Address of
Beneficial Owner	Shares Beneficially Owned	Percent(1)

David Rector (2)	100,000	1.4%
1640 Terrace Way
Walnut Creek,
California 94597

Viking Investment Group II, Inc. (3)	3,000,000	42.7%
488 Madison Avenue
12th Floor
New York, New York
10022

Marion R. "Butch" Barnes	2,047,500	29.1%
709 Martinique Ct.
Orange Park,
Florida 32073

William D. Blanchard	1,039,500	14.8%
313 Gatefield Dr.
Wilmington,
North Carolina 28412

=======================	====================	===================

All the officers and Directors
of the Company as a group	2,147,500	30.5%
(2 Persons)

(1) Based on 7,030,000 shares outstanding as of March 5, 2007.

(2) Mr. Rector is our Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer and sole Director.

(3) The Beneficial owner of Viking Investment Group II, Inc. is Ian Markofsky, the President of Viking Investment Group II, Inc.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In April 2004, we issued 3,000,000 shares of common stock to Viking Investment Group, Inc., a greater than 10% shareholder of us, in consideration for financial consulting and advisory services rendered to us in connection with our formation as a Delaware corporation, including assisting us in obtaining the loans received from Jenadosa, as described above.

In April 2004, we issued 100,000 shares of common stock, to our attorney, David M. Loev, in consideration for legal services rendered to us in connection with our formation as a Delaware corporation.

In December 2005, we issued an aggregate of 3,500,000 shares of our common stock to four individuals in connection with the Exchange (defined and described above), whereby Sunshine Group, LLC, became our wholly owned subsidiary. Pursuant to the terms of the Exchange, we issued 2,047,500 shares of common stock to Marion R. "Butch" Barnes, for Mr. Barnes 58.5% interest in Sunshine, 1,039,500 shares of common stock to William Blanchard, in consideration for Mr. Blanchard's 29.7% interest in Sunshine, 350,000 shares of common stock to James Lundeen, Jr., in consideration for Mr. Lundeen's 10% interest in Sunshine, and 63,000 shares of common stock to Robert Barnes, in consideration for Mr. Barnes 1.8% interest in Sunshine.

In July 2006, we issued 100,000 shares of our common stock to our Chief Executive Officer and Director, David Rector, in consideration for services rendered to us as our Chief Executive Officer.

We recorded the value of uncompensated services provided by our officer and Director, David Rector and the President of Sunshine, Marion “Butch” Barnes as a contribution of capital for the year ended December 31, 2006 and 2005. Those contributions to capital totaled $117,001 and $36,000, respectively for the year ended December 31, 3006 and 2005.

ITEM 13. EXHIBITS

a) The exhibits listed below are filed as part of this annual report.

Exhibit No.	Description

3.1(1)	Certificate of Incorporation of Nano Holdings International, Inc.

3.2(1)	Bylaws of Nano Holdings International, Inc.

10.1(1)	Exchange Agreement between Nano Holdings International, Inc. and Sunshine Group LLC

10.2(1)	$50,000 Promissory Note with Jenadosa Holdings Limited (11/20/05)

10.3(1)	$50,000 Promissory Note with Jenadosa Holdings Limited (2/14/06)

10.4(2)	$5,000 Promissory Note with Jenadosa Holdings Limited (8/21/06)

10.5(3)	$7,000 Promissory Note with Jenadosa Holdings Limited (9/20/06)

10.6(3)	$15,000 Promissory Note with Jenadosa Holdings Limited (10/13/06)

10.7(2)	Trademark Licensing Agreement

10.8*	$10,000 Promissory Note with Jenadosa Holdings Limited (01/15/07)

21*	List of the Subsidiaries of Nano Holdings International, Inc.

31*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herein.

(1) Filed as exhibits to our Form SB-2 Registration Statement filed with the Commission on August 1, 2006 and incorporated herein by reference.

(2) Filed as exhibits to our amended Form SB-2 Registration Statement filed with the Commission on September 20, 2006 and incorporated herein by reference.

(3) Filed as exhibits to our amended Form SB-2 Registration Statement filed with the Commission on November 29, 2006 and incorporated herein by reference.

b) REPORTS ON FORM 8-K

We have not filed any reports on Form 8-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed for the fiscal years ended December 31, 2006 and 2005, for professional services rendered by the Company's principal accountants, Moore & Associates Chartered, for the audit of the Company's annual financial statements totaled $750 and $0, respectively. The aggregate fees billed by the Company’s principal accounts for the audit of the Company’s annual financial statements, as well as services provided in connection with statutory and regulatory filings or engagements for those fiscal years were $4,000 and $4,000, respectively. The Company did not file any Quarterly Reports on Form 10-QSB for the year ended December 31, 2006 or 2005, as the Company only became a publicly reporting company during the three months ended December 31, 2006, and this annual report is the Company’s first periodic filing.

AUDIT RELATED FEES

None.

TAX FEES

None.

ALL OTHER FEES

None.

[Remainder of page left intentionally blank.]

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANO HOLDINGS INTERNATIONAL, INC.

By: /s/ David Rector
David Rector,
Chief Executive Officer
April 2, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David Rector	Chief Executive Officer,	April 2, 2007
David Rector	President, Chief Financial Officer
(Principal Accounting Officer),
Treasurer, Secretary and Director