Form 10KSB/A
period 2006-12-31
Nano Holdings International, Inc.
filed 2007-05-11
CIK 1369203

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
Amendment No. 1

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

This Report on Form 10-KSB/A is being filed by the Registrant to include its independent auditors report on its annual financial statements, which was mistakenly left out of its Form 10-KSB as originally filed. All other parts of this Form 10-KSB remain the same as originally filed with the Commission on April 2, 2007, and potential investors are encouraged to review the Registrant’s latest current and periodic filings, as they become available, for current information on the Registrant.

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

ITEM 7. FINANCIAL STATEMENTS

 MOORE & ASSOCIATES, CHARTERED
 ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Nano Holdings International, Inc.
Las Vegas, Nevada

We have audited the accompanying balance sheet of Nano Holdings International, Inc. as of December 31, 2006 and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nano Holdings International, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. However, in order for the Company to continue as a going concern, the Company will need, among other things, additional capital resources and developing a consistent source of revenues. Management's plans regarding those matters are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered
Las Vegas, Nevada
February 28, 2007

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7511 Fax (702) 253-7501

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

Exhibit No.	Description

3.1(1)	Certificate of Incorporation of Nano Holdings International, Inc.

3.2(1)	Bylaws of Nano Holdings International, Inc.

10.1(1)	Exchange Agreement between Nano Holdings International, Inc. and Sunshine Group LLC

10.2(1)	$50,000 Promissory Note with Jenadosa Holdings Limited (11/20/05)

10.3(1)	$50,000 Promissory Note with Jenadosa Holdings Limited (2/14/06)

10.4(2)	$5,000 Promissory Note with Jenadosa Holdings Limited (8/21/06)

10.5(3)	$7,000 Promissory Note with Jenadosa Holdings Limited (9/20/06)

10.6(3)	$15,000 Promissory Note with Jenadosa Holdings Limited (10/13/06)

10.7(2)	Trademark Licensing Agreement

10.8(4)	$10,000 Promissory Note with Jenadosa Holdings Limited (1/15/07)

21(4)	List of the Subsidiaries of Nano Holdings International, Inc.

31*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(4) Filed as exhibits to our Report on Form 10-KSB filed with the Commission on April 2, 2007 and incorporated herein by reference.

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
May 10, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David Rector	Chief Executive Officer,	May 10, 2007
David Rector	President, Chief Financial Officer
(Principal Accounting Officer),
Treasurer, Secretary and Director