Form 10QSB
period 2007-03-31
Nano Holdings International, Inc.
filed 2007-05-11
CIK 1369203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from  __________________     to   _________________________

Commission file number: 333-136215

NANO HOLDINGS INTERNATIONAL, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	20-3724068
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

1640 Terrace Way
Walnut Creek, California 94597
(Address of principal executive offices)

(925) 938-0406
(Registrant's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

As of May 7, 2007, 7,030,000 shares of Common Stock of the issuer were outstanding (“Common Stock”).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X].

Traditional Small Business Disclosure Format. Yes [   ] No [X]

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NANO HOLDINGS INTERNATIONAL, INC.
Consolidated Balance Sheet

ASSETS

	March 31,	December 31,
	2007	2006
CURRENT ASSETS	(Unaudited)
Cash	$2,230	$7,458
Accounts receivable, net	17,033	16,097

Total Current Assets	19,263	23,555

PROPERTY AND EQUIPMENT, net	3,095	3,295

OTHER ASSETS
Trademark	275	275
Deposits	728	728

Total Other Assets	1,003	1,003

TOTAL ASSETS	$23,361	$27,853

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$29,733	$13,529
Notes payable and accrued interest	151,517	138,092

Total Current Liabilities	181,250	151,621

LONG-TERM DEBT	-	-

Total Liabilities	181,250	151,621

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock:$0.001 par value, 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock:$0.001 par value, 75,000,000 shares
authorized; 7,030,000 shares issued and outstanding	7,030	7,030
Additional paid-in capital	270,041	240,791
Accumulated deficit	(434,960)	(371,589)

Total Stockholders' Equity (Deficit)	(157,889)	(123,768)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$23,361	$27,853

The accompanying notes are an integral part of these financial statements.

NANO HOLDINGS INTERNATIONAL, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,
	2007	2006
REVENUES
Product sales	$32,666	$30,539
Cost of goods sold	33,821	18,265

Gross Margin	(1,155)	12,274

EXPENSES

General and administrative	58,791	41,693

Total Expenses	58,791	41,693

Loss from Operations	(59,946)	(29,419)

OTHER EXPENSES

Interest expense	(3,425)	(2,256)

Net Loss	$(63,371)	$(31,675)

PER SHARE DATA:

Basic and diliuted loss per share	$(0.01)	$(0.00)

Weighted average number of shares outstanding	7,030,000	6,600,000

The accompanying notes are an integral part of these financial statements.

NANO HOLDINGS INTERNATIONAL, INC.
Consolidated Statements of Stocholders' Equity (Deficit)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-in Capital	Deficit	Total

Balance, December 31, 2005	6,600,000	$6,600	$120,920	$(157,802)	$(30,282)

Common stock issued for services
performed by an officer
and shareholder	100,000	100	116,901	-	117,001

Common stock issued for cash
at $0.01 per share	330,000	330	2,970	-	3,300

Net loss for the year ended December 31, 2006	-	-	-	(213,787)	(213,787)

Balance, December 31, 2006	7,030,000	7,030	240,791	(371,589)	(123,768)

Contributed services
performed by an officer
and shareholder	-	-	29,250	-	29,250

Net loss for the three ended March 31, 2007 (Unaudited)	-	-	-	(63,371)	(63,371)

Balance, March 31, 2007 (Unaudited)	7,030,000	$7,030	$270,041	$(434,960)	$(157,889)

The accompanying notes are an integral part of these financial statements.

NANO HOLDINGS INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(63,371)	$(31,675)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities:

Depreciation and amortization	200	103
Allowance for bad debts	-	-
Contributed services	29,250	19,750
Changes in Operating Assets and Liabilities:
(Increase) decrease in receivables	(936)	(16,649)
(Increase) decrease in inventory	-	(7,609)
(Increase) decrease in other assets	-	(728)
Increase (decrease) in accrued interest payable	3,425	2,256
Increase (decrease) in accounts payable	16,204	13,186

Net Cash Used in Operating Activities	(15,228)	(21,366)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	-	(3,838)

Net Cash Provided (Used) By Investing Activities	-	(3,838)

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash	-	-
Proceeds from notes payable	20,000	50,000
Contributed capital	-	-

Net Cash Provided (Used) By Financing Activities	20,000	50,000

INCREASE (DECREASE) IN CASH	4,772	24,796

CASH AT BEGINNING OF YEAR	7,458	20,483

CASH AT END OF YEAR	$12,230	$45,279

Supplemental Cash Flow Disclosures:

Cash paid for:

Interest expense	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

NANO HOLDINGS INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements
March 31, 2007 and December 31, 2006

NOTE 1 -	ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was incorporated under the laws of the State of Delaware as Nano Holdings International, Inc. on April 16, 2004 with a principal business objective of seeking a merger with an existing operating company. Sunshine Group, LLC., was formed as a limited liability company, under the laws of the State of Florida on September 24, 2002, to engage in the manufacture and sale of alcoholic and non alcoholic beverages. On December 31, 2005, Nano Holdings International, Inc. acquired all of the ownership interests of Sunshine Group, LLC for 3,500,000 shares of its common stock. The shareholders of Sunshine Group, LLC became the controlling shareholders of the Company and Nano Holdings International, Inc. was inactive prior to the acquisition. Accordingly, the accompanying financial statements reflect the historical financial statements of Sunshine Group, LLC as the historical of the Company, i.e. a reverse merger.

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

c. Income Taxes

The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not. The Company has a net operating loss carryover of approximately $138,635 as of March 31, 2007. The benefit of the net operating loss carryover of $54,068 as of March 31, 2007 has been offset by a valuation allowance of $54,068.

Until its acquisition by the Company, Sunshine elected to file its taxes as a limited liability company, whereby its profits and losses are passed through to its members. Accordingly, the Sunshine did not pay or accrue income taxes. Also, the Sunshine did not record an asset for the value of its net operating loss carryforwards.

NANO HOLDINGS INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements
March 31, 2007 and December 31, 2006

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

e. Accounts Receivable

The Company’s accounts receivable are shown net of the allowance for doubtful accounts of $10,000 as of March 31, 2007 and December 31, 2006.

f. Research and Development

The Company expenses research and development costs in the period incurred. Research and development expenses for the periods ended March 31, 2007 and December 31, 2006 were approximately $625 and $2,500, respectively.

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

i. Common Stock

The holders of the Company’s common stock are entitled to receive dividends out of assets or funds legally available for the payment of dividends of such times and in such amounts as the board from time to time may determine. Holders of common stock are entitled to one vote for each share held on all matters submitted to a vote of shareholders. There is no cumulative voting of the election of directors then standing for election. The common stock is not entitled to pre-emptive rights and is not subject to conversion or redemption. Upon liquidation, dissolution or winding up of the company, the assets legally available for distribution to stockholders are distributable ratably among the holders of the common stock after payment of liquidation preferences, if any, on any outstanding payment of other claims of creditors.

NANO HOLDINGS INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements
March 31, 2007 and December 31, 2006

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

n. Inventory

The Company’s inventory of drink mixes and packaging is recorded at the lower of cost or market using the first-in first-out method of accounting.

o.	Unaudited Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2007 and 2006 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2006 audited financial statements. The results of operations for the periods ended March 31, 2007 and 2006 are not necessarily indicative of the operating results for the full years.

NANO HOLDINGS INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements
March 31, 2007 and December 31, 2006

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

The Company has incurred notes payable to an unrelated party as the source of the funding for its newly acquired business. The notes payable total $147,000, are unsecured, bear interest at 10% per annum and are due with accrued interest on July 31, 2007. The Company has accrued $14,517 in interest payable on the notes payable as of March 31, 2007.

NOTE 5 -	RELATED PARTY TRANSACTIONS

The Company has recorded the value of the uncompensated services provided by its officers and directors as a contribution of capital. The Company has recorded $29,250 during the three months ended March 31, 2007 and 2006, respectively, for such uncompensated services. The Company has also recorded $10,000 for the value of 100,000 shares issued an officer and director in July 2006.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB (THIS "FORM 10-QSB"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF NANO HOLDINGS INTERNATIONAL, INC. ("NANO", "THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-QSB, UNLESS ANOTHER DATE IS STATED, ARE TO MARCH 31, 2007.

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

We have a webpage which describes our products and through which customers can purchase our products at http://www.shotskis.com, www.shotskis.sitefly.com, www.shotskisbarsupplies.com (and/or www.bombshots.com), which include information which we do not which to be included in this report.

Through Sunshine, we sell party and drinking supplies including gelatin shot mixes, shot glasses, flavored sugar and salts, and various other drinking containers and paraphernalia including:

o
Gelatin Shooters - Our Gelatin Shooters are drink mixes, which customers can mix with water and alcohol to create Jello shots for consumption in bars or at individual customer’s homes. We currently offer gelatin shooters in the following cocktail flavors: Sex on the Beach, Purple Hooter, Margarita, Mai Tai, Pina Colada and Kamikaze. We do not sell alcoholic beverages, but instead our powdered Gelatin Shooter drink mixes are intended to be combined with alcoholic or non-alcoholic beverages to create flavored gelatin shooters, which are then intended to be eaten once hardened. We believe that our Gelatin Shooters will be popular with individuals as well as bar owners because the Gelatin Shooters themselves do not compete with other alcoholic beverages, but act instead as an add on sale for bar owners, and are often a spur of the moment impulse purchase. As the Gelatin Shooters are not an alcoholic beverage themselves, they can be sold to anyone of any age in any type of store.

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

Sunshine does business as "Shotski's" and "Shotski's Gelatin Cocktail Mixes" and "Shotski's Cocktail Sugars & Salts and Bar Supplies."

We currently have partial distribution (where our distributors provide distribution to only a limited portion of each state) in approximately 16 states including Alabama, Arizona, California, Illinois, Indiana, Massachusetts, Michigan, Missouri, North Carolina, Ohio, Oregon, South Carolina, Texas, Virginia, Washington and Wisconsin. We have only partial distribution in the states above due to the fact that our various appointed distributors only distribute products regionally in the states presented above. In order to change a state’s distribution from partial to full distribution within the state, we would be forced to change distributors, which we do not currently have any plans to do.

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

We distribute our products ourselves via web sales, trade shows and distributor sales. For our credit worthy customers, we extend net 30 day terms for our distributor relationships. For our internet direct customer orders, the products are paid for at the time of sale by credit card. Our sales mix at present is approximately 70% distributor sales and 30% internet sales.

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

Recent Events

In April 2007, we entered into an agreement with Island Stock Transfer (“Island”) to serve as our transfer agent and perform edgarization services on our behalf for a period of twelve months from the date of the agreement, which does not include various other fees charged by various third parties and billed by Island and/or any charges associated with lost share certificates, issuances, cancellations, transfers or related fees, and/or a monthly service fee charged by Island. Pursuant to the agreement we paid Island $5,000 and agreed to issue Island $20,000 worth of our common stock based on the opening bid price of our common stock on the Over-The-Counter Bulletin Board, which shares we agreed to register on a Form S-8 Registration Statement in the future. We may terminate the agreement with Island at any time for any reason, provided that we provide Island thirty (30) days written notice in the form of a resolution of our Board of Directors and pay the $500 termination fee, as well as other termination costs estimated by Island to be between $2,500 and $15,000. Island may terminate the agreement at any time and for any reason with ten (10) days written notice to us. The shares described above have not been issued to date and have therefore not been included in the number of issued and outstanding shares disclosed throughout this report.

PLAN OF OPERATIONS

We are currently funded solely by our shareholders and from loans from Jenadosa Holdings, Ltd., and believe that we can continue our business operations for approximately the next three months with the funds we receive through sales of our products, the $12,230 of cash on hand we had as of March 31, 2007, and the $17,500 of loans we received from Jenadosa in April 2007; however, we do not currently have sufficient funds to repay the $127,000 of notes payable plus accrued interest which are payable to Jenadosa on July 31, 2007, which, could cause us to default on that payment and could force us to curtail or abandon our business operations to pay such debts. We plan to work to increase our sales in the future, by starting a mail, fax and email marketing program, and by utilizing and building upon the interest we generate for our products at trade shows.

We believe we will require up to $250,000 in the next twelve months to expand our operations, purchase a printing machine, (which we believe would allow us to increase the volume of our sales), pay the travel expenses associated with attending trade shows, and purchase additional inventory and magazine ads. This amount does not include the $127,000 of notes plus accrued interest due to Jenadosa on July 31, 2007, which we do not currently have sufficient funds to repay. We do not currently have any commitments for this funding.

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

Our primary branded product, Shotski's Gelatin Bar Mixes, is a product concept that has been in place for several years. With the unique formulation of the Shotski's product and the supporting line of bar accessories to help the on-site accounts market the products, we believe we have been able to differentiate ourselves from the mainstream and begin to build brand awareness as well as our revenue base. We believe that the key to our Shotski's mix product concept is the longevity of the on-site prepared gelatin product; that is that it remains useable for multiple weeks, where other gelatin products are only good for approximately 24-48 hours before they spoil. We experienced a significant increase in growth for the year ended December 31, 2006, compared to the year ended December 31, 2005, and plan to use the majority of our revenues moving forward, assuming we are able to continue to generate such revenues, and have any funds left over after paying our expenses, of which there can be no assurance, to increase our inventories and continue and expand our marketing campaign.

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

We also believe that we have strong support and an excellent working relationship with our significant shareholder and financial advisor, Viking Investment Group II, Inc., who will work with us on an ongoing basis to help provide assistance in generating additional working capital funds, if such funds are needed in the future.

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006

We had product sales of $32,666 for the three months ended March 31, 2007, compared to product sales of $30,539 for the three months ended March 31, 2006, an increase in product sales of $2,127 or 7% from the prior period. The increase in product sales was due to increased awareness of and demand for our products, which product awareness was created through our attendance at various tradeshows, our Internet website and postings on certain Internet websites, as well as various magazine advertisements featuring our products.

We had cost of goods sold of $33,821 for the three months ended March 31, 2007, compared to cost of goods sold of $18,265 for the three months ended March 31, 2006, an increase in cost of good sold of $15,556 or 85.2%, which increase in cost of goods sold was directly attributable to our increased sales over the same period as well as the sale of our products at below cost, which we believe will increase our public awareness and result in more profitable sales in the future.

We had a negative gross margin of $1,155 for the three months ended March 31, 2007, compared to a positive gross margin of $12,274 for the three months ended March 31, 2006, a decrease in gross margin of $13,429 or 109.4% from the prior period, which decrease in gross margin was due to the $15,556 or 85.2% increase in costs of good sold for the three months ended March 31, 2007, compared to the three months ended March 31, 2006.

We had total expenses, consisting solely of general and administrative expenses of $58,791 for the three months ended March 31, 2007, compared to total expenses consisting solely of general and administrative expenses of $41,693 for the three months ended March 31, 2006, an increase in general and administrative expenses of $17,098 or 41% from the prior period. The increase in general and administrative expenses was mainly caused by increased professional fees in connection with our being a reporting company during the quarter ended March 31, 2007, including the preparation of our periodic filings with the Securities and Exchange Commission by our legal counsel and the review and audit of our quarterly and annual financial statements by our independent auditors, which expenses were not present during the three months ended March 31, 2006, as we were not a publicly reporting company at that time.

We had a loss from operations of $59,946 for the three months ended March 31, 2007, compared to a loss from operations of $29,419 for the three months ended March 31, 2006, an increase in loss from operations of $30,527 or 103.8% from the prior period. This increase in loss from operations was caused by the 41% increase in general and administrative expenses for the three months ended March 31, 2007, compared to the three months ended March 31, 2006, as well as the 85.2% increase in cost of goods sold over the same period.

We had other expenses, consisting of interest expense of $3,425 for the three months ended March 31, 2007, compared to other expenses consisting of interest expense of $2,256 for the three months ended March 31, 2006, an increase in interest expense of $1,169 or 51.8% from the prior period. Interest expense for the three months ended March 31, 2007, was in connection with Jenadosa Notes (described in greater detail and defined below).

We had a net loss of $63,371 for the three months ended March 31, 2007, compared to a net loss of $31,675 for the three months ended March 31, 2006, an increase in net loss of $31,696 or 100% from the prior period. The increase in net loss was mainly due to the 41% increase in general and administrative expenses, the 85.2% increase in cost of goods sold, and the 51.8% or $1,169 increase in interest expense for the three months ended March 31, 2007, compared to the prior three months, which were not sufficiently offset by the 7% increase in sales over the same period.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $33,361 as of March 31, 2007, which included current assets of $29,263, consisting of cash on hand of $12,230, net accounts receivable of $17,033, and non-current assets of $4,098, including property and equipment, net of $3,095, trademark of $275, consisting of the trademark “Shotski’s” licensed to us from Mr. Barnes pursuant to the Trademark Licensing Agreement described above, and deposits of $728.

We had total liabilities of $191,250 as of March 31, 2007, consisting solely of current liabilities, including accounts payable of $29,733, and notes payable and accrued interest of $161,517 in connection with the notes payable to Jenadosa Holdings Limited.

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

On January 15, 2007, we received an additional $10,000 loan from Jenadosa and entered into an additional promissory note with Jenadosa to evidence the loan, which bears interest at 10% per annum and is due and payable on March 31, 2008 (the “January 2007 Note”). On April 4, 2007, and April 24, 2007, respectively, we received a $10,000 and a $7,500 loan from Jenadosa and entered into Promissory Notes with Jenadosa to evidence such loans, which are due and payable on June 30, 2008 (the “April 2007 Notes,” and collectively with the 2005 and 2006 Notes and the January 2007 Note, the “Notes”).

We had negative working capital of $161,987 and total stockholders’ deficit of $157,889 as of March 31, 2007.

We had $15,228 of net cash used in operating activities for the three months ended March 31, 2007, which mainly consisted of $63,371 of net loss, offset by $29,250 of contributed services to us by our Chief Executive Officer, David Rector and the President of Sunshine, Marion "Butch" Barnes, neither of which we pay a salary, $16,204 increase in accounts payable, and a $3,425 increase in accrued interest payable in connection with the Jenadosa Notes.

We had $20,000 of net cash provided by financing activities for the three months ended March 31, 2007, which was due to $10,000 of proceeds from notes payable in connection with the January 15, 2007 Jenadosa Note described above.

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
RISK FACTORS

You should carefully consider the following risk factors and other information in this quarterly report on Form 10-QSB before deciding to become a holder of our Common Stock. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent.

Our business and the value of our common stock are subject to the following Risk Factors:

WE MAY NOT BE ABLE TO CONTINUE OUR BUSINESS PLAN WITHOUT ADDITIONAL FINANCING.

We depend to a great degree on the ability to attract external financing in order to conduct our business activities and in order that we have sufficient cash on hand to expand our operations. We are currently funded solely by our shareholders and through loans received from Jenadosa Holdings, Ltd. and we believe that we can continue our business operations for approximately the next three months with the funds we receive through sales of our products and the $12,230 of cash on hand we had as of March 31, 2007, and the $17,500 in loans we received from Jenadosa in April 2007. We also anticipate the need for approximately $250,000 in the next twelve months to expand our operations (as described above under “Plan of Operations,” which we do not currently have any commitments from any related or third parties to provide. If we are unable to generate sufficient revenues to support our operations and/or fail to raise additional funds after the three months which we currently believe we will be able to continue our operations, and/or if we are unable to raise sufficient capital to increase our sales, we may be forced to abandon our current business plan. If you invest in us and we are unable to raise the required funds, your investment could become worthless.

WE WILL REQUIRE APPROXIMATELY $127,000, NOT INCLUDING ANY ACCRUED AND UNPAID INTEREST, PRIOR TO JULY 31, 2007, TO REPAY AMOUNTS WE OWE UNDER OUTSTANDING NOTES PAYABLE, WHICH FUNDS WE DO NOT CURRENTLY HAVE.

Jenadosa Holding Limited ("Jenadosa"), loaned us $50,000 on November 20, 2005, $50,000 on February 14, 2006, $5,000 on August 21, 2006, $7,000 on September 20, 2006, and $15,000 on October 13, 2006 which loans are evidenced by promissory notes, and which loans had accrued approximately $11,000 in accrued and unpaid interest as of December 31, 2006. The promissory notes bear interest at the rate of 10% per annum until paid and all principal and accrued and unpaid interest under the promissory notes is due and payable by us on July 31, 2007. Jenadosa also loaned us an additional $10,000 in January 2007, which bears interest at the rate of 10% per annum, which is due and payable on March 31, 2008, and an additional $17,500 in April 2007, which bears interest at the rate of 10% per annum and is due and payable on June 30, 2008. We do not currently have sufficient cash on hand to repay the $127,000 (not including accrued and unpaid interest as of March 31, 2007) owed under the promissory notes with Jenadosa which are due on July 31, 2007, or the additional $37,500 in notes which are due in 2008. If we are unable to generate a sufficient amount of net income to provide us enough funds to repay the notes prior to July 31, 2007, and/or March 31, 2008, or June 30, 2008, respectively, we may be forced to raise additional funds through the sale of equity or debt securities, and/or issue shares of common stock to Jenadosa in consideration for the amounts owed, either of which could cause substantial dilution to our existing shareholders. As a result, if we fail to generate sufficient net income to repay our outstanding promissory notes with Jenadosa, the value of our securities, if any, could decline in value or become worthless.

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

OUR INTERNET SALES ARE DEPENDENT ON OUR WEBSITES BEING OPERATIONAL.

We have a webpage which describes our products and through which customers can purchase our products at http://www.shotskis.com, www.shotskis.sitefly.com, www.shotskisbarsupplies.com (and/or www.bombshots.com), which include information which we do not which to be included in this report.

Our website sales currently account for approximately 30% of our total sales, with 70% of our total sales coming from distributors. In the event that our website hosting company is down for maintenance and/or there are problems with our customers and potential customers being able to display our webpage and browse our products, our internet sales could be adversely impacted, which in turn could cause our revenues to decrease and could cause any investment in us to decline in value and/or become worthless.

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

We have previously filed a Form 15c2-11 to have our common stock quoted on the OTCBB, however we still need to clear NASD comments to obtain a trading symbol on the OTCBB. Assuming we clear NASD comments, of which we can provide no assurances, we anticipate receiving a trading symbol and having our shares of common stock traded on the OTCBB, shortly thereafter. In the event our Form 15c2-11 is not approved by the NASD, we plan to file a 15c2-11 to trade our shares of common stock on the Pink Sheets. If we are not cleared for trading on the OTCBB and are not cleared for trading on the Pink Sheets, there will be no public market for our common stock and it could be difficult or impossible for our then shareholders to sell shares of common stock which they own. As a result, the value of our common stock will likely be less than it would otherwise due to the difficulty shareholders will have in selling their shares. If we are unable to obtain clearance to trade on the OTCBB and/or the Pink Sheets, it will be difficult for us to raise capital and we could be forced to curtail or abandon our business operations, and as a result, the value of our common stock could become worthless.

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

WE HAVE A LIMITED OPERATING HISTORY AND BECAUSE OF THIS IT MAY BE DIFFICULT TO EVALUATE OUR CHANCES FOR SUCCESS.

We were formed as a Delaware corporation on April 16, 2004. From April 16, 2004, until December 31, 2005, the date we acquired Sunshine Group, LLC, we had limited operations. While we have had a limited volume of sales to date, we can provide no assurances that our sales will increase in the future and/or that our sales will not decline in the future. Although we feel that our results of operations are encouraging, we are a relatively new company and, as such, run a risk of not being able to compete in the marketplace because of our relatively short existence. New companies in the competitive environment of drinking mixes and supplies, such as ours, may have difficulty in continuing in the highly competitive beverage and drink mix industry, and as a result, we may be forced to abandon or curtail our business plan. Under such a circumstance, the value of any investment in us may become worthless.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-QSB (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) EXHIBITS

Exhibit No.	Description

3.1(1)	Certificate of Incorporation of Nano Holdings International, Inc.

3.2(1)	Bylaws of Nano Holdings International, Inc.

10.1(1)	Exchange Agreement between Nano Holdings International, Inc. and Sunshine Group LLC

10.2(1)	$50,000 Promissory Note with Jenadosa Holdings Limited (11/20/05)

10.3(1)	$50,000 Promissory Note with Jenadosa Holdings Limited (2/14/06)

10.4(2)	$5,000 Promissory Note with Jenadosa Holdings Limited (8/21/06)

10.5(3)	$7,000 Promissory Note with Jenadosa Holdings Limited (9/20/06)

10.6(3)	$15,000 Promissory Note with Jenadosa Holdings Limited (10/13/06)

10.7(2)	Trademark Licensing Agreement

10.8(4)	$10,000 Promissory Note with Jenadosa Holdings Limited (01/15/07)

10.9*	$10,000 Promissory Note with Jenadosa Holdings Limited (04/04/07)

10.10*	$7,5000 Promissory Note with Jenadosa Holdings Limited (04/24/07)

31*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(4) Filed as an exhibit to our Form 10-KSB Annual Report, filed with the Commission on April 2, 2007, and incorporated herein by reference.

b)	REPORTS ON FORM 8-K

We have not filed any reports on Form 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                             NANO HOLDINGS INTERNATIONAL, INC.

DATED: May 10, 2007	By: /s/ David Rector
David Rector
Chief Executive Officer, Chief Financial Officer, (Principal Accounting Officer), Treasurer, Secretary and Director