Form 10QSB
period 2007-06-30
Nano Holdings International, Inc.
filed 2007-08-10
CIK 1369203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

(925) 938-0406
(Registrant's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

As of July 30, 2007, 7,030,000 shares of Common Stock of the issuer were outstanding (“Common Stock”).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X].

Traditional Small Business Disclosure Format.  Yes [   ] No [X]

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NANO HOLDINGS INTERNATIONAL, INC.
Consolidated Balance Sheet

ASSETS

	June 30,	December 31,
	2007	2006
CURRENT ASSETS	(Unaudited)

Cash	$9,386	$7,458
Accounts receivable, net	29,734	16,097

Total Current Assets	39,120	23,555

PROPERTY AND EQUIPMENT, net	2,896	3,295

OTHER ASSETS

Trademark	275	275
Deposits	728	728

Total Other Assets	1,003	1,003

TOTAL ASSETS	$43,019	$27,853

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$19,526	$13,529
Notes payable and accrued interest	172,692	138,092

Total Current Liabilities	192,218	151,621

LONG-TERM DEBT	-	-

Total Liabilities	192,218	151,621

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock:$0.001 par value, 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock:$0.001 par value, 75,000,000 shares
authorized; 7,030,000 shares issued and outstanding	7,030	7,030
Additional paid-in capital	299,291	240,791
Accumulated deficit	(455,520)	(371,589)

Total Stockholders' Equity (Deficit)	(149,199)	(123,768)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$43,019	$27,853

The accompanying notes are an integral party of these financial statements.

NANO HOLDINGS INTERNATIONAL, INC.
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006

REVENUES
Product sales	$32,247	$38,595	$64,913	$69,134
Cost of goods sold	5,253	24,180	39,074	42,445

Gross Margin	26,994	14,415	25,839	26,689

EXPENSES

General and administrative	43,879	62,891	102,670	114,084

Total Expenses	43,879	62,891	102,670	114,084

Loss from Operations	(16,885)	(48,476)	(76,831)	(87,395)

OTHER EXPENSES

Interest expense	(3,675)	(2,500)	(7,100)	(4,756)

Net Loss	$(20,560)	$(50,976)	$(83,931)	$(92,151)

PER SHARE DATA:

Basic and diliuted loss per share	$(0.00)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares outstanding
	7,030,000	6,711,667	7,030,000	6,693,333

The accompanying notes are an integral party of these financial statements.

NANO HOLDINGS INTERNATIONAL, INC.
Consolidated Statements of Stockholders' Equity (Deficit)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2005	6,600,000	$6,600	$120,920	$(157,802)	$(30,282)

Common stock issued for services
performed by an officer
and shareholder	100,000	100	116,901	-	117,001

Common stock issued for cash
at $0.01 per share	330,000	330	2,970	-	3,300

Net loss for the year ended December 31, 2006
	-	-	-	(213,787)	(213,787)

Balance, December 31, 2006	7,030,000	7,030	240,791	(371,589)	(123,768)

Contributed services
performed by an officer
and shareholder	-	-	58,500	-	58,500

Net loss for the six ended June 30, 2007 (Unaudited)
	-	-	-	(83,931)	(83,931)

Balance, June 30, 2007 (Unaudited)	7,030,000	$7,030	$299,291	$(455,520)	$(149,199)

The accompanying notes are an integral party of these financial statements.

NANO HOLDINGS INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(83,931)	$(92,151)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities:

Depreciation and amortization	399	303
Allowance for bad debts	-	-
Contributed services	58,500	48,500
Changes in Operating Assets and Liabilities:
(Increase) decrease in receivables	(13,637)	(18,128)
(Increase) decrease in inventory	-	(9,096)
(Increase) decrease in other assets	-	(1,002)
Increase (decrease) in accrued interest payable	7,100	4,756
Increase (decrease) in accounts payable	5,997	23,260

Net Cash Used in Operating Activities	(25,572)	(43,558)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	-	(3,998)

Net Cash Provided (Used) By Investing Activities	-	(3,998)

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash	-	3,300
Proceeds from notes payable	27,500	50,000
Contributed capital	-	-

Net Cash Provided (Used) By Financing Activities	27,500	53,300

INCREASE (DECREASE) IN CASH	1,928	5,744

CASH AT BEGINNING OF YEAR	7,458	20,483

CASH AT END OF YEAR	$9,386	$26,227

Supplemental Cash Flow Disclosures:

Cash paid for:

Interest expense	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral party of these financial statements.

        NANO HOLDINGS INTERNATIONAL, INC.

        Notes to the Consolidated Financial Statements

        June 30, 2007 and December 31, 2006

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

NOTE 2 -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2007 and 2006 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2006 audited financial statements. The results of operations for the periods ended June 30, 2007 and 2006 are not necessarily indicative of the operating results for the full years.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB (THIS "FORM 10-QSB"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF NANO HOLDINGS INTERNATIONAL, INC. ("NANO", "THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-QSB, UNLESS ANOTHER DATE IS STATED, ARE TO JUNE 30, 2007.

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

On or about June 6, 2007, our common stock was cleared to be quoted on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “NNOH.”

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

o
Shotski's Flavored & Colored Sugars and Salts - Our flavored and colored sugars and salts add eye appeal to any drink while improving the flavor as the sugars and salts are designed to compliment each beverage. We currently offer flavored sugars for use as a bar supply in the following flavors: strawberry, sour apple, lemon and lime, Red Raspberry, Blue Raspberry, Cranberry, Chocolate, Watermelon, Mojito Mint, Orange, and Peach. Additionally, we offer flavored salt in lime and strawberry flavors.

o	Party Packages - Additionally, we sell party packages, containing Gelatin Shooters, shot glasses and various other drinking supplies.

o
Various other bar supplies - We also sell various other bar and drinking supplies, including various other shot glasses, instruments for injecting and squirting our gelatin shots into individuals’ mouths, serving trays and cocktail stirrers.

Sunshine does business as "Shotski's" and "Shotski's Gelatin Cocktail Mixes," "Shotski's Cocktail Sugars & Salts and Bar Supplies,” and “Shotski’s Bar Supplies & Party Mixes.”

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

We also have full distribution in Florida, Nevada Minnesota, and Oregon, which distribution covers all of such states. Additionally, we provide direct shipments nationwide and internationally through our website as described herein.

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

Subsidiaries

Our wholly owned subsidiary, Sunshine Group LLC, conducts business under the d/b/a of "Shotski's Gelatin Cocktail Mixes," "Shotski's," "Shotski's Cocktail Sugars & Salts and Bar Supplies” and “Shotski’s   Bar Supplies & Party Mixes.”

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

Recent Events

In April 2007, we entered into an agreement with Island Stock Transfer (“Island”) to serve as our transfer agent and perform edgarization services on our behalf for a period of twelve months from the date of the agreement, which does not include various other fees charged by various third parties and billed by Island and/or any charges associated with lost share certificates, issuances, cancellations, transfers or related fees, and/or a monthly service fee charged by Island.  Pursuant to the agreement we paid Island $5,000 and agreed to issue Island certain shares of our common stock based on the opening bid price of our common stock on the Over-The-Counter Bulletin Board, which has not been determined to date.  We currently plan to discuss an amendment to the agreement with Island to finalize the number of shares of common stock we will issue to Island pursuant to the agreement, and as such, we have not issued any shares of common stock to Island to date, and/or determined the final number of shares of common stock that we will issue to Island.

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

Subsequent Events

On August 1, 2007, with an effective date of July 31, 2007, we entered into a First Amendment Agreement to Promissory Notes with Jenadosa Holdings Limited (“Jenadosa” and the “First Amendment”).  Pursuant to the terms of the First Amendment, Jenadosa agreed to extend the due date of $127,000 in promissory notes (along with any accrued and unpaid interest thereon) which they had previously granted us in 2006, from July 31, 2007 to July 31, 3008; and to waive any event of default which may have occurred due to our failure to repay such notes on the original due date, July 31, 2007, as well as any default interest which may have otherwise been accrued thereunder.

PLAN OF OPERATIONS

We are currently funded solely by our shareholders and from loans from Jenadosa Holdings, Ltd., and believe that we can continue our business operations for approximately the next three months with the funds we receive through sales of our products, the $2,230 of cash on hand we had as of June 30, 2007, and $27,500 in loans we received from Jenadosa in January and April 2007; however, we do not currently have sufficient funds to repay the $147,000 of notes payable plus accrued interest which are payable to Jenadosa in 2008, which, could cause us to default on that payment and could force us to curtail or abandon our business operations to pay such debts. We plan to work to increase our sales in the future, by starting a mail, fax and email marketing program, and by utilizing and building upon the interest we generate for our products at trade shows.

We believe we will require up to $250,000 in the next twelve months to expand our operations, purchase a printing machine, (which we believe would allow us to increase the volume of our sales), pay the travel expenses associated with attending trade shows, and purchase additional inventory and magazine ads. This amount does not include the $147,000 of notes plus accrued interest due to Jenadosa in 2008, which we do not currently have sufficient funds to repay. We do not currently have any commitments for this funding.

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

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2006

We had product sales of $32,247 for the three months ended June 30, 2007, compared to product sales of $38,595 for the three months ended June 30, 2006, a decrease in product sales of $6,348 or 16% from the prior period. The decrease in product sales was due to the selling of our products at their market price during the three months ended June 30, 2007, rather than in discounted volume sales as we did during the three months ended June 30, 2006. In 2006 we sold products at a discount to the market price of such products in an attempt to build product awareness. Beginning in fiscal 2007 we began selling our products at their market prices, which increase in prices led to decreased demand for such products and the resulting decrease in revenues from the prior period.

We had cost of goods sold of $5,253 for the three months ended June 30, 2007, compared to cost of goods sold of $24,180 for the three months ended June 30, 2006, a decrease in cost of good sold of $18,927 or 78%.  The significant decrease in cost of goods sold was a direct result of the increase in the prices we charged for such products and the resulting decrease in demand, sales and revenues as described above.

We had a gross margin of $26,994 for the three months ended June 30, 2007, compared to a gross margin of $14,415 for the three months ended June 30, 2006, an increase in gross margin of $12,579 or 87% from the prior period. Our gross margin was 84% of sales for the three months ended June 30, 2007, compared to 37% for the three months ended June 30, 2006.  The increase in gross margin, as well as the increase in gross margin as a percentage of sales for the three months ended June 30, 2007, compared to the three months ended June 30, 2006, was a direct result of us selling our products at the market rate for the three months ended June 30, 2007, instead of below cost as we did for the three months ended June 30, 2007, as described above.

We had total expenses, consisting solely of general and administrative expenses of $43,879 for the three months ended June 30, 2007, compared to total expenses consisting solely of general and administrative expenses of $62,891 for the three months ended June 30, 2006, a decrease in general and administrative expenses of $19,012 or 30% from the prior period. The decrease in general and administrative expenses was mainly caused by decreased professional fees from the prior period.  We had an unusually high amount of professional fees during the three months ended June 30, 2006, in connection with the review, audit and preparation of our Form SB-2 filing with the Commission and marketing and travel expenses in connection with the advertising of our products and certain trade shows which we attended during the three months ended June 30, 2006, which expenses were not present during the three months ended June 30, 2007.

We had a loss from operations of $16,885 for the three months ended June 30, 2007, compared to a loss from operations of $48,476 for the three months ended June 30, 2006, a decrease in loss from operations of $31,591 or 65% from the prior period. This decrease in loss from operations was mainly caused by the decrease in general and administration expenses, relating mainly to the decrease in professional fees and the increase in gross margin as described above.

We had other expenses, consisting of interest expense of $3,675 for the three months ended June 30, 2007, compared to other expenses consisting of interest expense of $2,500 for the three months ended June 30, 2006, an increase in interest expense of $1,175 or 47% from the prior period. Interest expense for the three months ended June 30, 2007 and 2006, was in connection with Jenadosa Notes (described in greater detail and defined below).  Interest expense increased due to a larger amount of Jenadosa Notes being outstanding during the three months ended June 30, 2007, compared to the three months ended June 30, 2006, and the resulting additional accrual of interest on such larger outstanding amount.

We had a net loss of $20,560 for the three months ended June 30, 2007, compared to a net loss of $50,976 for the three months ended June 30, 2006, a decrease in net loss of $30,416 or 60% from the prior period.

This decrease in net loss was mainly due to the increase in gross margin caused by us charging market prices for our products during the three months ended June 30, 2007, compared to the three months ended June 30, 2006, when we sold our products at below cost to build brand awareness, coupled with the decease in general and administrative fees for the three months ended June 30, 2007, compared to the three months ended June 30, 2006.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2006

We had product sales of $64,913 for the six months ended June 30, 2007, compared to product sales of $69,134 for the six months ended June 30, 2006, a decrease in product sales of $4,221 or 6% from the prior period. The decrease in product sales was due to the selling of our products at their market price during the six months ended June 30, 2007, rather than in discounted volume sales as we did during the six months ended June 30, 2006. In 2006 we sold products at a discount to the market price of such products in an attempt to build product awareness. Beginning in fiscal 2007 we began selling our products at their market prices, which increase in prices led to decreased demand for such products and the resulting decrease in revenues from the prior period.

We had cost of goods sold of $39,074 for the six months ended June 30, 2007, compared to cost of goods sold of $42,445 for the six months ended June 30, 2006, a decrease in cost of good sold of $3,371 or 8%.  The decrease in cost of goods sold was a direct result of the increase in the prices we charged for such products and the resulting decrease in demand, sales and revenues as described above.

We had a gross margin of $25,839 for the six months ended June 30, 2007, compared to a gross margin of $26,689 for the six months ended June 30, 2006, a decrease in gross margin of $850 or 3% from the prior period. Our gross margin was 40% of sales for the six months ended June 30, 2007, compared to 39% for the six months ended June 30, 2006.

We had total expenses, consisting solely of general and administrative expenses of $102,670 for the six months ended June 30, 2007, compared to total expenses consisting solely of general and administrative expenses of $114,084 for the six months ended June 30, 2006, a decrease in general and administrative expenses of $11,414 or 10% from the prior period. We had an unusually high amount of professional fees during the six months ended June 30, 2006, in connection with our Form SB-2 preparation and review by our attorney and auditors, and marketing and travel expenses in connection with the advertising of our products and certain trade shows which we attended during the six months ended June 30, 2006, which expenses were not present during the three months ended June 30, 2007.  However, we did have expenses associated with the review, audit and preparation of our periodic report filings with the Commission during the six months ended June 30, 2007, which added to our administrative expenses for the six months ended June 30, 2006.

We had a loss from operations of $76,831 for the six months ended June 30, 2007, compared to a loss from operations of $87,395 for the six months ended June 30, 2006, a decrease in loss from operations of $10,564 or 12% from the prior period. This decrease in loss from operations was mainly caused by the 30% decrease in professional fees and 6% decrease in product sales as described above.

We had other expenses, consisting of interest expense of $7,100 for the six months ended June 30, 2007, compared to other expenses consisting of interest expense of $4,756 for the six months ended June 30, 2006, an increase in interest expense of $2,344 or 49% from the prior period. Interest expense for the six months ended June 30, 2007 and 2006, was in connection with Jenadosa Notes (described in greater detail and defined below).  Interest expense increased due to a larger amount of Jenadosa Notes being outstanding during the six months ended June 30, 2007, compared to the six months ended June 30, 2006, and the resulting additional accrual of interest on such larger outstanding amount.

We had a net loss of $83,931 for the six months ended June 30, 2007, compared to a net loss of $92,151 for the six months ended June 30, 2006, a decrease in net loss of $8,220 or 9% from the prior period. This decrease in net loss was mainly caused by the 10% decrease in professional fees and the 8% decrease in cost of goods sold, offset by the 6% decrease in product sales and the 49% increase in interest expense, described above, caused by us charging market prices for our products during the six months ended June 30, 2007, compared to the six months ended June 30, 2006, when we sold our products at below cost to build brand awareness, coupled with the decease in general and administrative fees for the six months ended June 30, 2007, compared to the six months ended June 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $43,019 as of June 30, 2007, which included current assets of $39,120, consisting of cash on hand of $9,386, net accounts receivable of  $29,734, and non-current assets of $3,898, including property and equipment, net of depreciation of $2,896, trademark of $275, consisting of the trademark “Shotski’s” licensed to us from Mr. Barnes pursuant to the Trademark Licensing Agreement described above, and deposits of $728.

We had total liabilities of $192,218 as of June 30, 2007, consisting solely of current liabilities, including accounts payable of $19,526, and notes payable and accrued interest of $172,692 in connection with the notes payable to Jenadosa Holdings Limited, described below.

We received two $50,000 loans, one $5,000 loan, one $7,000 loan and one $15,000 loan from a third party, Jenadosa Holdings Limited ("Jenadosa"), during the years ended December 31, 2005 and 2006, and entered into promissory notes which evidence the loans, which notes bear interest at the rate of 10% per year until paid. We received $50,000 in connection with one promissory note on November 20, 2005, $50,000 in connection with another promissory note on February 14, 2006, $5,000 in connection with a third promissory note on August 21, 2006, $7,000 in connection with a fourth note on September 20, 2006, and $15,000 in connection with a fifth note on October 13, 2006 (collectively the “2005 and 2006 Notes”). The Notes were all payable on July 31, 2007, together with any accrued and unpaid interest, but were later extended until July 31, 2008, pursuant to the First Amendment Agreement to Promissory Notes, described above. Any amounts not paid on the Notes when due bear interest at the rate of 15% per annum until paid.

On January 15, 2007, we received an additional $10,000 loan from Jenadosa and entered into an additional promissory note with Jenadosa to evidence the loan, which bears interest at 10% per annum and is due and payable on March 31, 2008 (the “January 2007 Note”).  On April 4, 2007, and April 24, 2007, respectively, we received a $10,000 and a $7,500 loan from Jenadosa and entered into Promissory Notes with Jenadosa to evidence such loans, which are due and payable on June 30, 2008 (the “April 2007 Notes,” and collectively with the 2005 and 2006 Notes and the January 2007 Note, the “Notes” or the “Jenadosa Notes”).

We had negative working capital of $153,098, and total stockholders’ deficit of $149,199 as of June 30, 2007.

We had $25,572 of net cash used in operating activities for the six months ended June 30, 2007, which mainly consisted of $83,931 of net loss, offset by $58,500 of contributed services to us by our Chief Executive Officer, David Rector and the President of Sunshine, Marion "Butch" Barnes, neither of which we pay a salary, $5,997 increase in accounts payable, and a $7,100 increase in accrued interest payable in connection with the Jenadosa Notes.

We had $27,500 of net cash provided by financing activities for the six months ended June 30, 2007, which was due to proceeds from notes payable in connection with the January 2007 Note and the April 2007 Notes entered into with Jenadosa as described above.

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

Additionally, we may enter into a merger or acquisition transaction in the future, which merger or acquisition if consummated may change our business focus, officers and Directors and may cause substantial dilution to our existing shareholders. While we have not entered into any agreements or understandings to date in connection with a merger or acquisition and can provide no assurances that we will enter into a merger or acquisition in the future, we have been in contact with several parties regarding the entry into a potential merger and/or acquisition transaction in the future.

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

Our business and the value of our common stock are subject to the following Risk Factors:

WE MAY NOT BE ABLE TO CONTINUE OUR BUSINESS PLAN WITHOUT ADDITIONAL FINANCING.

We depend to a great degree on the ability to attract external financing in order to conduct our business activities and in order that we have sufficient cash on hand to expand our operations. We are currently funded solely by our shareholders and through loans received from Jenadosa Holdings, Ltd. and we believe that we can continue our business operations for approximately the next three months with the funds we receive through sales of our products, the $9,386 of cash on hand we had as of June 30, 2007, and the $27,500 in loans we received from Jenadosa in January and April 2007. We also anticipate the need for approximately $250,000 in the next twelve months to expand our operations (as described above under “Plan of Operations”), not including approximately $147,000 (not including accrued and unpaid interest) on the amounts loaned to us by Jenadosa (as described below), which we do not currently have any commitments from any related or third parties to provide. If we are unable to generate sufficient revenues to support our operations and/or fail to raise additional funds after the three months which we currently believe we will be able to continue our operations, and/or if we are unable to raise sufficient capital to increase our sales, we may be forced to abandon our current business plan. If you invest in us and we are unable to raise the required funds, your investment could become worthless.

WE WILL REQUIRE APPROXIMATELY $147,000, NOT INCLUDING ANY ACCRUED AND UNPAID INTEREST, PRIOR TO THE DUE DATE OF SUCH NOTES ON MARCH 31, 2008, JUNE 30, 2008 AND JULY 31, 2008, TO REPAY AMOUNTS WE OWE UNDER OUTSTANDING NOTES PAYABLE, WHICH FUNDS WE DO NOT CURRENTLY HAVE.

Jenadosa Holding Limited ("Jenadosa"), loaned us a total of $127,000 during 2006, which was due and payable on July 31, 2007, but which has since been extended until July 31, 2008, pursuant to the First Amendment as described above under “Subsequent Events”; as well as $10,000 in January 2007, which is due and payable on March 31, 2008; and $17,500 in April 2007, which is due and payable on June 30, 2008. The promissory notes bear interest at the rate of 10% per annum until paid and. We do not currently have sufficient cash on hand to repay the $147,000 (not including accrued and unpaid interest as of June 30, 2007) owed under the promissory notes with Jenadosa. If we are unable to generate a sufficient amount of net income to provide us enough funds to repay the notes prior to March 31, 2008, June 30, 2008 and/or July 31, 2008, respectively, we may be forced to raise additional funds through the sale of equity or debt securities, and/or issue shares of common stock to Jenadosa in consideration for the amounts owed, either of which could cause substantial dilution to our existing shareholders. As a result, if we fail to generate sufficient net income to repay our outstanding promissory notes with Jenadosa, the value of our securities, if any, could decline in value or become worthless.

WE HAVE BEEN CONTACTED IN CONNECTION WITH VARIOUS MERGER AND ACQUISITION OPPORTUNITIES AND MAY CHOOSE TO ENTER INTO A MERGER AND/OR ACQUISITION TRANSACTION IN THE FUTURE.

We have been contacted by parties seeking to merge and/or acquire us. While we have no immediate plans to merge with or acquire any entity, in the event that we do enter into a merger and/or acquisition with a separate company in the future, our majority shareholders will likely change and new shares of common stock could be issued resulting in substantial dilution to our then current shareholders. As a result, our new majority shareholders will likely change the composition of our Board of Directors and replace our current management. The new management will likely change our business focus and we can make no assurances that our new management will be able to properly manage our direction or that this change in our business focus will be successful. If we do enter into a merger or acquisition, and our new management fails to properly manage and direct our operations, we may be forced to scale back or abandon our operations, which will cause the value of our common stock to decline or become worthless. We have not entered into any merger or acquisition agreements as of the date of this filing.

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT AS TO WHETHER OUR COMPANY CAN CONTINUE AS A GOING CONCERN.

We have generated only limited revenues since our inception and have incurred substantial losses. These factors among others indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate sufficient cash flow to conduct our operations and/or obtain additional sources of capital and financing.

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

OUR INTERNET SALES ARE DEPENDENT ON OUR WEBSITES BEING OPERATIONAL.

We have webpages which describe our products and through which customers can purchase our products at http://www.shotskis.com, www.shotskis.sitefly.com, www.shotskisbarsupplies.com (and/or www.bombshots.com), which include information which we do not wish to be included in this report.  Our website sales currently account for approximately 30% of our total sales, with 70% of our total sales coming from distributors.  In the event that our website hosting company is down for maintenance and/or  there are problems with our customers and potential customers being able to display our webpage and browse our products, our internet sales could be adversely impacted, which in turn could cause our revenues to decrease and could cause any investment in us to decline in value and/or become worthless.

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

IN THE FUTURE, WE WILL INCUR SIGNIFICANT INCREASED COSTS AS A RESULT OF OPERATING AS A FULLY REPORTING COMPANY UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, AND OUR MANAGEMENT WILL BE REQUIRED TO DEVOTE SUBSTANTIAL TIME TO NEW COMPLIANCE INITIATIVES.

Moving forward, we anticipate incurring significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, commencing in fiscal 2008, we must perform system and process evaluation and testing of our internal controls over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

IF WE ARE LATE IN FILING OUR QUARTERLY OR ANNUAL REPORTS WITH THE SEC, WE MAY BE DE-LISTED FROM THE OVER-THE-COUNTER BULLETIN BOARD.

On or about June 6, 2007, our common stock was approved for trading on the Over-The-Counter Bulletin Board (“OTCBB”) under they symbol “NNOH.” Pursuant to OTCBB rules relating to the timely filing of periodic reports with the SEC, any OTCBB issuer which fails to file a periodic report (Form 10-QSB's or 10-KSB's) by the due date of such report (notwithstanding any extension granted to the issuer by the filing of a Form 12b-25), three (3) times during any twenty-four (24) month period is automatically de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one-year, during which time any subsequent late filing would reset the one-year period of de-listing. If we are late in our filings three times in any twenty-four (24) month period and are de-listed from the OTCBB, our securities may become worthless and we may be forced to curtail or abandon our business plan.

WE CURRENTLY HAVE NO MARKET FOR OUR COMMON STOCK, AND EVEN IF A MARKET DEVELOPS IN THE FUTURE, WE ANTICIPATE SUCH MARKET REMAINING LIMITED, SPORADIC AND VOLATILE.

We currently have no market for our common stock, even though such common stock is quoted on the OTCBB, no trades have been affected in our common stock to date. Moving forward, in the event a market for our common stock does develop, we expect such market to be limited, sporadic and volatile.  We also anticipate the market for our common stock will be subject to wide fluctuations in response to several factors, including, but not limited to:

(1) actual or anticipated variations in our results of operations;
(2) our ability or inability to generate new revenues;
(3) the number of shares in our public float;
(4) increased competition; and
(5) conditions and trends in the market for alcoholic and party drinks.

Furthermore, because our common stock is traded on the OTCBB, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Additionally, at present, we have a limited number of shares in our public float, and as a result, there could be extreme fluctuations in the price of our common stock. Further, due to the limited volume of our shares which trade and our limited public float, we believe that our stock prices (bid, asked and closing prices) are entirely arbitrary, are not related to the actual value of the Company, and do not reflect the actual value of our common stock (and reflect a value that is higher than the actual value of our common stock). Shareholders and potential investors in our common stock should exercise caution before making an investment in the Company, and should not rely on the publicly quoted or traded stock prices in determining our common stock value, but should instead determine the value of our common stock based on the information contained in the Company's public reports, industry information, and those business valuation methods commonly used to value private companies.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-QSB (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) EXHIBITS

Exhibit No.	Description

3.1(1)	Certificate of Incorporation of Nano Holdings International, Inc.

3.2(1)	Bylaws of Nano Holdings International, Inc.

10.1(1)	Exchange Agreement between Nano Holdings International, Inc. and Sunshine Group LLC

10.2(1)	$50,000 Promissory Note with Jenadosa Holdings Limited (11/20/05)

10.3(1)	$50,000 Promissory Note with Jenadosa Holdings Limited (2/14/06)

10.4(2)	$5,000 Promissory Note with Jenadosa Holdings Limited (8/21/06)

10.5(3)	$7,000 Promissory Note with Jenadosa Holdings Limited (9/20/06)

10.6(3)	$15,000 Promissory Note with Jenadosa Holdings Limited (10/13/06)

10.7(2)	Trademark Licensing Agreement

10.8(4)	$10,000 Promissory Note with Jenadosa Holdings Limited (01/15/07)

10.9(5)	$10,000 Promissory Note with Jenadosa Holdings Limited (04/04/07)

10.10(5)	$7,5000 Promissory Note with Jenadosa Holdings Limited (04/24/07)

10.11*	First Amendment Agreement to Promissory Notes with Jenadosa

31*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

We filed a Report on Form 8-K on June 12, 2007, to report that on or about June 6, 2007, our common stock was cleared to be quoted on the Over-The-Counter Bulletin Board (“OTCBB”) under the symbol “NNOH.”

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                                             NANO HOLDINGS INTERNATIONAL, INC.

DATED: August 10, 2007	By: /s/ David Rector
David Rector
Chief Executive Officer, Chief Financial Officer, (Principal Accounting Officer), Treasurer, Secretary and Director