Form 10QSB
period 2007-11-12
Nano Holdings International, Inc.
filed 2007-11-13
CIK 1369203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

(925) 938-0406
(Registrant's telephone number)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

As of November 8, 2007, 7,030,000 shares of Common Stock of the issuer were outstanding (“Common Stock”).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No [X].

Traditional Small Business Disclosure Format.  Yes [   ] No [X]

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NANO HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

ASSETS

	September 30,	December 31,
	2007	2006
CURRENT ASSETS	(Unaudited)

Cash	$21,067	$7,458
Accounts receivable, net	47,537	16,097

Total Current Assets	68,604	23,555

PROPERTY AND EQUIPMENT, net	2,696	3,295

OTHER ASSETS

Trademark	275	275
Deposits	728	728

Total Other Assets	1,003	1,003

TOTAL ASSETS	$72,303	$27,853

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$13,012	$13,529
Notes payable and accrued interest	196,867	138,092

Total Current Liabilities	209,879	151,621

LONG-TERM DEBT	-	-

Total Liabilities	209,879	151,621

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock:$0.001 par value, 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock:$0.001 par value, 75,000,000 shares
authorized; 7,030,000 shares issued and outstanding	7,030	7,030
Additional paid-in capital	328,541	240,791
Accumulated deficit	(473,147)	(371,589)

Total Stockholders' Equity (Deficit)	(137,576)	(123,768)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$72,303	$27,853

The accompanying notes are an integral part of these financial statements.

NANO HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

REVENUES
Product sales	$47,683	$43,370	$112,596	$112,504
Cost of goods sold	5,452	18,827	44,526	61,272

Gross Margin	42,231	24,543	68,070	51,232

EXPENSES

General and administrative	55,683	68,206	158,353	182,290

Total Expenses	55,683	68,206	158,353	182,290

Loss from Operations	(13,452)	(43,663)	(90,283)	(131,058)

OTHER EXPENSES

Interest expense	(4,175)	(2,650)	(11,275)	(7,406)

Net Loss	$(17,627)	$(46,313)	$(101,558)	$(138,464)

PER SHARE DATA:

Basic and diluted loss per share	$(000)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of shares outstanding	7,030,000	7,030,000	7,030,000	6,905,000

The accompanying notes are an integral part of these financial statements.

NANO HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2005	6,600,000	$6,600	$120,920	$(157,802)	$(30,282)

Common stock issued for services
performed by an officer
and shareholder	100,000	100	116,901	-	117,001

Common stock issued for cash
at $0.01 per share	330,000	330	2,970	-	3,300

Net loss for the year ended December 31, 2006
	-	-	-	(213,787)	(213,787)

Balance, December 31, 2006	7,030,000	7,030	240,791	(371,589)	(123,768)

Contributed services
performed by an officer
and shareholder	-	-	87,750	-	87,750

Net loss for the nine months ended September 30, 2007
	-	-	-	(101,558)	(101,558)

Balance, September 30, 2007	7,030,000	$7,030	$328,541	$(473,147)	$(137,576)

The accompanying notes are an integral part of these financial statements.

NANO HOLDINGS INTERNATIONAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(101,558)	$(138,464)
Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities:

Depreciation and amortization	599	503
Allowance for bad debts	-	-
Contributed services	87,750	87,750
Changes in Operating Assets and Liabilities:
(Increase) decrease in receivables	(31,440)	(24,825)
(Increase) decrease in inventory	-	(5,855)
(Increase) decrease in other assets	-	(1,002)
Increase (decrease) in accrued interest payable	11,275	7,406
Increase (decrease) in accounts payable	(517)	5,654

Net Cash Used in Operating Activities	(33,891)	(68,833)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	-	(3,998)

Net Cash Provided (Used) By Investing Activities	-	(3,998)

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash	-	3,300
Proceeds from notes payable	47,500	62,000
Contributed capital	-	-

Net Cash Provided (Used) By Financing Activities	47,500	65,300

INCREASE (DECREASE) IN CASH	13,609	(7,531)

CASH AT BEGINNING OF YEAR	7,458	20,483

CASH AT END OF YEAR	$21,067	$12,952

The accompanying notes are an integral part of these financial statements.

NANO HOLDINGS INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements
September 30, 2007 and December 31, 2006

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

NOTE 2 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unaudited Financial Statements

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash          flows at September 30, 2007 and 2006 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2006 audited financial statements. The results of operations for the periods ended September 30, 2007 and 2006 are not necessarily indicative of the operating results for the full years.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-QSB (THIS "FORM 10-QSB"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF NANO HOLDINGS INTERNATIONAL, INC. ("NANO", "THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-QSB, UNLESS ANOTHER DATE IS STATED, ARE TO SEPTEMBER 30, 2007.

History:

We were incorporated as Nano Holdings International, Inc. in Delaware on April 16, 2004. We have 85,000,000 shares of stock authorized, representing 75,000,000 shares of common stock, $0.001 par value and 10,000,000 shares of preferred stock, $0.001 par value.

On December 15, 2005, we entered into a Share Exchange Agreement with Sunshine Group, LLC, a Florida, limited liability company, whereby we exchanged 3,500,000 newly issued shares of our restricted common stock for 100% of the outstanding membership units of Sunshine. The acquisition of Sunshine was an arms length transaction, with the exchange rate of the exchange determined by the mutual agreement of us and Sunshine based on the estimated value of Sunshine. Since that time, Sunshine has been our wholly owned subsidiary. We run all of our operations through Sunshine, and unless otherwise stated, all references to Nano Holdings International, Inc., the “Company,” “we,” “us,” or words of similar meaning used herein include the operations of Sunshine.

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

We distribute our products ourselves via web sales, trade shows and distributor sales.  For our credit worthy customers, we extend net 30 day terms for our distributor relationships. For our internet direct customer orders, the products are paid for at the time of sale by credit card. Our sales mix at present is approximately 65% distributor sales and 35% internet sales.

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

Patents, Trademarks And Licenses

The President of Sunshine, Marion R. "Butch" Barnes, holds a registered trademark for the term "Shotski's," serial number 76419327, registration number 2877880, which he licenses to us free of charge. In September 2006, we entered into a Trademark Licensing Agreement with Mr. Barnes in connection with our use of the "Shotski's" trademark. Pursuant to the licensing agreement, Mr. Barnes agreed to provide us a one (1) year non-revocable license to use of the trademark, which license shall automatically renew for additional one (1) year terms unless either party terminates the licensing agreement at least sixty, but not more than ninety days prior to the end of the then current term of the agreement. In September 2007, the licensing agreement renewed automatically for an additional one (1) year term.  We have no reason to believe that Mr. Barnes will not continue to license us the use of the "Shotski's" trademark indefinitely.

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

Recent Events

In April 2007, we entered into an agreement with Island Stock Transfer (“Island”) to serve as our transfer agent on our behalf for a period of twelve months from the date of the agreement, which does not include various other fees charged by various third parties and billed by Island and/or any charges associated with lost share certificates, issuances, cancellations, transfers or related fees, and/or a monthly service fee charged by Island.  Pursuant to the agreement we paid Island $5,000 and agreed to issue Island certain shares of our common stock.  We have subsequently verbally agreed to amend this agreement with Island, whereby we agreed to pay Island $20,000 cash in lieu of issuing Island shares of common stock; however, no formal written amendment has been entered into to date.  On November 1, 2007, we wired $20,000 of cash to Island to satisfy this commitment.

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

On August 1, 2007, with an effective date of July 31, 2007, we entered into a First Amendment Agreement to Promissory Notes with Jenadosa Holdings Limited (“Jenadosa” and the “First Amendment”).  Pursuant to the terms of the First Amendment, Jenadosa agreed to extend the due date of $127,000 in promissory notes (along with any accrued and unpaid interest thereon) which they had previously granted us in 2006, from July 31, 2007 to July 31, 2008; and to waive any event of default which may have occurred due to our failure to repay such notes on the original due date, July 31, 2007, as well as any default interest which may have otherwise been accrued thereunder.

Subsequent Events

On November 1, 2007, we entered into a loan agreement with Viking Investment Group II, Inc. (“Viking”).  Pursuant to the loan agreement, we received $30,000 and entered into a promissory note which bears interest at the rate of 10% per year and is due and payable on December 31, 2008.

PLAN OF OPERATIONS

We are currently funded solely by our shareholders and from loans from Jenadosa Holdings, Ltd. and Viking Investment Group II, Inc., and believe we can continue operations for at least the next three months with the funds we receive through sales of our products, the $21,067 of cash on hand we had as of September 30, 2007, and the $30,000 in loans we received from Viking in November 2007.  We also believe that that we are close to generating sufficient revenues to pay our ongoing liabilities, however we can provide no assurances that we will not continue to generate net losses.  In addition to our ongoing working capital needs, we do not currently have sufficient funds to repay the $177,000 of notes payable plus accrued interest which are payable to Jenadosa and Viking in 2008, which, could cause us to default on that payment and could force us to curtail or abandon our business operations to pay such debts. We plan to work to increase our sales in the future, by starting a mail, fax and email marketing program, and by utilizing and building upon the interest we generate for our products at trade shows.

We believe we may require up to $250,000 in the next twelve months to expand our operations, purchase a printing machine (which we believe would allow us to increase the volume of our sales), pay the travel expenses associated with attending trade shows, and purchase additional inventory and magazine ads. This amount does not include the $177,000 of notes plus accrued interest due to Jenadosa and Viking in 2008, which we do not currently have sufficient funds to repay. We do not currently have any commitments for this funding.

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

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006

We had product sales of $47,683 for the three months ended September 30, 2007, compared to product sales of $43,370 for the three months ended September 30, 2006, an increase in product sales of $4,313 or 10% from the prior period. The increase in product sales was due to increased marketing efforts through an aggressive mailing program conducted during the three months ended September 30, 2007. The increase in marketing efforts, offset the effects of us selling our products at their market price during the three months ended September 30, 2007, rather than in discounted volume sales as we did during the three months ended September 30, 2006. In 2006 we sold products at a discount to the market price of such products in an attempt to build product awareness.

We had cost of goods sold of $5,452 for the three months ended September 30, 2007, compared to cost of goods sold of $18,827 for the three months ended September 30, 2006, a decrease in cost of good sold of $13,375 or 71%.  The significant decrease in cost of goods sold was a direct result of buying raw materials (such as the Shotski’s retail box) in bulk from inexpensive foreign suppliers. During the three months ended September 30, 2007 we purchase our materials from a Chinese supplier, instead of from a higher priced domestic supplier as we did for the three months ended September 30, 2006.

We had a gross margin of $42,231 for the three months ended September 30, 2007, compared to a gross margin of $24,543 for the three months ended September 30, 2006, an increase in gross margin of $17,688 or 72% from the prior period. Our gross margin was 89% of sales for the three months ended September 30, 2007, compared to 57% for the three months ended September 30, 2006.  The increase in gross margin, as well as the increase in gross margin as a percentage of sales for the three months ended September 30, 2007, compared to the three months ended September 30, 2006, was a direct result of us selling our products at the market rate for the three months ended September 30, 2007, instead of below cost as we did for the three months ended September 30, 2006; increased marketing efforts for the three months ended September 30, 2007, compared to the three months ended September 2006; and reduced costs associated with bulk buying of raw materials during the three months ended September 30, 2007, compared to the three months ended September 30, 2006.

We had total expenses, consisting solely of general and administrative expenses of $55,683 for the three months ended September 30, 2007, compared to total expenses consisting solely of general and administrative expenses of $68,206 for the three months ended September 30, 2006, a decrease in general and administrative expenses of $12,523 or 18% from the prior period. The decrease in general and administrative expenses was caused by decreased professional fees from the prior period.  We had an unusually high amount of professional fees during the three months ended September 30, 2006, in connection with the review, audit and preparation of our Form SB-2 filing with the Commission.

We had a loss from operations of $13,452 for the three months ended September 30, 2007, compared to a loss from operations of $43,663 for the three months ended September 30, 2006, a decrease in loss from operations of $30,211 or 69% from the prior period.. This decrease in loss from operations was mainly caused by the decrease in general and administration expenses, relating mainly to the decrease in professional fees and the increase in gross margin as described above

We had other expenses, consisting of interest expense of $4,175 for the three months ended September 30, 2007, compared to other expenses consisting of interest expense of $2,650 for the three months ended September 30, 2006, an increase in interest expense of $1,525 or 58% from the prior period. Interest expense for the three months ended September 30, 2007 and September 30, 2006, was in connection with the Jenadosa Notes (described in greater detail and defined below).  Interest expense increased due to a larger amount of Jenadosa Notes being outstanding during the three months ended September 30, 2007, compared to the three months ended September 30, 2006, and the resulting additional accrual of interest on such larger outstanding amount.

We had a net loss of $17,627 for the three months ended September 30, 2007, compared to a net loss of $46,313 for the three months ended September 30, 2006, a decrease in net loss of $28,686 or 62% from the prior period. This decrease in net loss was due to the increase in gross margin caused by us charging market prices for our products during the three months ended September 30, 2007, compared to the three months ended September 30, 2006, when we sold our products at below cost to build brand awareness, coupled with the decease in general and administrative fees for the three months ended September 30, 2007, compared to the three months ended September 30, 2006, and increased marketing efforts for the three months ended September 30, 2007, compared to the three months ended September 2006, plus reduced costs associated with bulk buying of raw materials during the three months ended September 30, 2007, compared to the three months ended September 30, 2006..

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2006

We had product sales of $112,596 for the nine months ended September 30, 2007, compared to product sales of $112,504 for the nine months ended September 30, 2006, a nominal increase in product sales of $92 from the prior period. The insignificant change in product sales was due to increased marketing efforts through an aggressive mailing program and trade shows, during the nine months ended September 30, 2007, offsetting the effects of selling our products at their market price during the nine months ended September 30, 2007, rather than in discounted volume sales as we did during the nine months ended September 30, 2006. In 2006 we sold products at a discount to the market price of such products in an attempt to build product awareness. Beginning in fiscal 2007 we began selling our products at their market prices, which increase in prices led to decreased demand for such products and decreased unit sales.

We had cost of goods sold of $44,526 for the nine months ended September 30, 2007, compared to cost of goods sold of $61,272 for the nine months ended September 30, 2006, a decrease in cost of good sold of $16,746 or 27%.  The decrease in cost of goods sold was a direct result of buying material in bulk from inexpensive foreign suppliers, as described above.

We had a gross margin of $68,070 for the nine months ended September 30, 2007, compared to a gross margin of $51,232 for the nine months ended September 30, 2006, an increase in gross margin of $16,838 or 33% from the prior period. Our gross margin was 60% of sales for the nine months ended September 30, 2007, compared to 46% for the nine months ended September 30, 2006.

We had total expenses, consisting solely of general and administrative expenses of $158,353 for the nine months ended September 30, 2007, compared to total expenses consisting solely of general and administrative expenses of $182,290 for the nine months ended September 30, 2006, a decrease in general and administrative expenses of $23,937 or 13% from the prior period. The decrease in general and administrative expenses was mainly caused by decreased professional fees, as described above.

We had a loss from operations of $90,283 for the nine months ended September 30, 2007, compared to a loss from operations of $131,058 for the nine months ended September 30, 2006, a decrease in loss from operations of $40,775 or 31% from the prior period.  This decrease in loss from operations was mainly caused by the decrease in general and administration expenses, relating mainly to the decrease in professional fees and the increase in gross margin as described above.

We had other expenses, consisting of interest expense of $11,275 for the nine months ended September 30, 2007, compared to other expenses consisting of interest expense of $7,406 for the nine months ended September 30, 2006, an increase in interest expense of $3,869 or 52% from the prior period. Interest expense for the nine months ended September 30, 2007 and 2006, was in connection with the Jenadosa Notes (described in greater detail and defined below).  Interest expense increased due to a larger amount of Jenadosa Notes being outstanding during the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, and the resulting additional accrual of interest on such larger outstanding amount.

We had a net loss of $101,558 for the nine months ended September 30, 2007, compared to a net loss of $138,464 for the nine months ended September 30, 2006, a decrease in net loss of $36,906 or 27% from the prior period. This decrease in net loss was due to the increase in gross margin caused by us charging market prices for our products during the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, when we sold our products at below cost to build brand awareness, coupled with the decease in general and administrative fees for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006, and increased marketing efforts for the nine months ended September 30, 2007, compared to the nine months ended September 2006, plus reduced costs associated with bulk buying of raw materials during the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $72,303 as of September 30, 2007, which included current assets of $68,604, consisting of cash on hand of $21,067, net accounts receivable of $47,537, and non-current assets of $2,696, including property and equipment, net of depreciation, trademark of $275, consisting of the trademark “Shotski’s” licensed to us from Mr. Barnes pursuant to the Trademark Licensing Agreement described above, and deposits of $728.

We had total liabilities of $209,879 as of September 30, 2007, consisting solely of current liabilities, including accounts payable of $13,012, and notes payable and accrued interest of $196,867 in connection with the notes payable to Jenadosa Holdings Limited, described below.

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

In addition to loans received from Jenadosa, we also entered into a loan agreement with Viking Investment Group II, Inc. on November 1, 2007.  Pursuant to the loan agreement, we received $30,000 and entered into a promissory note which bears interest at the rate of 10% per year until paid.  This loan was entered into subsequent to the end of the reporting period covered by this report and is therefore not reflected in the financial statements included herewith.

We had negative working capital of $141,275, and total stockholders’ deficit of $137,576 as of September 30, 2007.

We had $33,891 of net cash used in operating activities for the nine months ended September 30, 2007, which mainly consisted of $101,558 of net loss, offset by $87,750 of contributed services to us by our Chief Executive Officer, David Rector and the President of Sunshine, Marion "Butch" Barnes, neither of which we pay a salary, a $517 decrease in accounts payable, and an $11,275 increase in accrued interest payable in connection with the Jenadosa Notes.

We had $47,500 of net cash provided by financing activities for the nine months ended September 30, 2007, which was due to proceeds from notes payable in connection with the January 2007 Note and the April 2007 Notes entered into with Jenadosa as described above.

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

Our business and the value of our common stock are subject to the following Risk Factors:

WE MAY NOT BE ABLE TO CONTINUE OUR BUSINESS PLAN WITHOUT ADDITIONAL FINANCING.

We depend to a great degree on the ability to attract external financing in order to conduct our business activities and in order that we have sufficient cash on hand to expand our operations. We are currently funded solely by our shareholders and through loans received from Jenadosa Holdings, Ltd. and we believe that our business has attained a cash flow sustainable base of operations that should continue onward at very slow growth curve with the funds we receive through sales of our products, the $21,067 of cash on hand we had as of September 30, 2007, and the $30,000 in loans we received from Viking in November 2007. We anticipate, however, the need for approximately $250,000 in the next twelve months to expand our operations (as described above under “Plan of Operations”), not including approximately $177,000 (not including accrued and unpaid interest) on the amounts loaned to us by Jenadosa and Viking (as described below), which we do not currently have any commitments from any related or third parties to provide. If we are unable to generate sufficient revenues to support our operations and/or fail to raise additional funds after the three months which we currently believe we will be able to continue our operations, and/or if we are unable to raise sufficient capital to increase our sales, we may be forced to abandon our current business plan. If you invest in us and we are unable to raise the required funds, your investment could become worthless.

WE WILL REQUIRE APPROXIMATELY $177,000, NOT INCLUDING ANY ACCRUED AND UNPAID INTEREST, PRIOR TO THE DUE DATE OF SUCH NOTES ON MARCH 31, 2008, JUNE 30, 2008, JULY 31, 2008, AND DECEMBER 31, 2008, TO REPAY AMOUNTS WE OWE UNDER OUTSTANDING NOTES PAYABLE, WHICH FUNDS WE DO NOT CURRENTLY HAVE.

Jenadosa Holding Limited ("Jenadosa"), loaned us a total of $127,000 during 2006, which was due and payable on July 31, 2007, but which has since been extended until July 31, 2008, pursuant to the First Amendment as described above under “Recent Events”; as well as $10,000 in January 2007, which is due and payable on March 31, 2008; and $17,500 in April 2007, which is due and payable on June 30, 2008.  Further, Viking Investment Group II, Inc. (“Viking”) loaned us $30,000 on November 1, 2007, which is due and payable on December 31, 2007.  All these promissory notes bear interest at the rate of 10% per annum until paid, and we do not currently have sufficient cash on hand to repay the $177,000 (not including accrued and unpaid interest as of September 30, 2007) owed under the promissory notes with Jenadosa and Viking.  If we are unable to generate a sufficient amount of net income to provide us enough funds to repay the notes prior to March 31, 2008, June 30, 2008, July 31, 2008, and/or December 31, 2008, respectively, we may be forced to raise additional funds through the sale of equity or debt securities, and/or issue shares of common stock to Jenadosa or Viking in consideration for the amounts owed, either of which could cause substantial dilution to our existing shareholders. As a result, if we fail to generate sufficient net income to repay our outstanding promissory notes with Jenadosa, the value of our securities, if any, could decline in value or become worthless.

WE HAVE BEEN IN CONTACT WITH OTHER ENTITIES IN CONNECTION WITH VARIOUS MERGER AND ACQUISITION OPPORTUNITIES AND MAY CHOOSE TO ENTER INTO A MERGER AND/OR ACQUISITION TRANSACTION IN THE FUTURE.

We have been in contact with parties seeking to merge and/or be acquired by us. While we have no immediate plans to merge with or acquire any entity, in the event that we do enter into a merger and/or acquisition with a separate company in the future, our majority shareholders will likely change and new shares of common stock could be issued resulting in substantial dilution to our then current shareholders. As a result, our new majority shareholders will likely change the composition of our Board of Directors and replace our current management. The new management will likely change our business focus and we can make no assurances that our new management will be able to properly manage our direction or that this change in our business focus will be successful. If we do enter into a merger or acquisition, and our new management fails to properly manage and direct our operations, we may be forced to scale back or abandon our operations, which will cause the value of our common stock to decline or become worthless. We have not entered into any merger or acquisition agreements as of the date of this filing.

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

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) EXHIBITS

Exhibit No.	Description

3.1(1)	Certificate of Incorporation of Nano Holdings International, Inc.

3.2(1)	Bylaws of Nano Holdings International, Inc.

10.1(1)	Exchange Agreement between Nano Holdings International, Inc. and Sunshine Group LLC

10.2(1)	$50,000 Promissory Note with Jenadosa Holdings Limited (11/20/05)

10.3(1)	$50,000 Promissory Note with Jenadosa Holdings Limited (2/14/06)

10.4(2)	$5,000 Promissory Note with Jenadosa Holdings Limited (8/21/06)

10.5(3)	$7,000 Promissory Note with Jenadosa Holdings Limited (9/20/06)

10.6(3)	$15,000 Promissory Note with Jenadosa Holdings Limited (10/13/06)

10.7(2)	Trademark Licensing Agreement

10.8(4)	$10,000 Promissory Note with Jenadosa Holdings Limited (01/15/07)

10.9(5)	$10,000 Promissory Note with Jenadosa Holdings Limited (04/04/07)

10.10(5)	$7,5000 Promissory Note with Jenadosa Holdings Limited (04/24/07)

10.11(6)	First Amendment Agreement to Promissory Notes with Jenadosa
10.12*	$30,000 Promissory Note with Viking Investment Group II, Inc. (11/01/07)
31.1*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(4) Filed as an exhibit to our Form 10-KSB Annual Report, filed with the Commission on April 2, 2007, and incorporated herein by reference.

(5) Filed as an exhibit to our Form 10-QSB Quarterly Report, filed with the Commission on May 11, 2007, and incorporated herein by reference.

(6) Filed as an exhibit to our Form 10-QSB Quarterly Report, filed with the Commission on August 10, 2007, and incorporated herein by reference.

b)	REPORTS ON FORM 8-K

We did not file any reports on Form 8-K during the time period covered by this Report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANO HOLDINGS INTERNATIONAL, INC.

DATED: November 13, 2007	By: /s/ David Rector
David Rector
Chief Executive Officer, Chief Financial Officer, (Principal Accounting Officer), Treasurer, Secretary and Director