Form 10KSB
period 2007-12-31
Nano Holdings International, Inc.
filed 2008-04-07
CIK 1369203

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-52636

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

The issuer's revenues for its most recent fiscal year were $155,025.

The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates computed by reference to the average bid and ask price of such common equity as of March 18, 2008, was $0, although the Registrant’s common stock has been approved for quotation on the Over-The-Counter Bulletin Board under the symbol (“NNOH”), no shares have traded and there was no bid or ask price for the Registrant’s common stock on the Over-The-Counter Bulletin Board as of the date of this filing.

At March 27, 2008, there were 7,030,000 shares of the Issuer's common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X].

TABLE OF CONTENTS

PART I

PART I

FORWARD-LOOKING STATEMENTS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-KSB, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2007. AS USED HEREIN, THE "COMPANY," "NANO," "WE," "US," "OUR" AND WORDS OF SIMILAR MEANING REFER TO NANO HOLDINGS INTERNATIONAL, INC. AND ITS WHOLLY OWNED FLORIDA SUBSIDIARY, SUNSHINE GROUP, LLC.

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

We currently have partial distribution through our internet website in every state in the United States.
We also have full distribution in Florida, Nevada, Minnesota, and Oregon, which covers all of such states through certain distributors which we distribute our products through. Additionally, we provide direct shipments internationally through our website as described herein.

We may choose to expand our distribution channels in the future to cover all of the states above with which we only have partial distribution and/or expand to other states, however; we are able to sell all of our products to the entire country though our website and have no such plans for expansion in the United States. We currently have plans, funding permitting, to expand distribution to various locations in Puerto Rico, Mexico, Switzerland, the Bahamas and Trinidad in the next six (6) to twelve (12) months.  We have found international expansion harder than anticipated due to freight costs and additional security concerns, but are still working to expand our distribution internationally.

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

Research and Development

Research and development expenses for the years ended December 31, 2007 and 2006 totaled approximately $2,500 per year.

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

Material Events

In April 2007, we entered into an agreement with Island Stock Transfer (“Island”) to serve as our transfer agent on our behalf for a period of twelve months from the date of the agreement, which does not include various other fees charged by various third parties and billed by Island and/or any charges associated with lost share certificates, issuances, cancellations, transfers or related fees, and/or a monthly service fee charged by Island.  Pursuant to the agreement we paid Island $5,000 and agreed to issue Island certain shares of our common stock.  We subsequently verbally agreed to amend this agreement with Island, whereby we agreed to pay Island $20,000 cash in lieu of issuing Island shares of common stock; however, no formal written amendment has been entered into to date.  On November 1, 2007, we wired $20,000 of cash to Island to satisfy this commitment.

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

On October 29, 2007, the Company paid $15,000 to a shareholder, James Lundeen, Jr., to rescind his original June 2005 investment of $15,000 for a 10% interest in Sunshine, which was then converted into 350,000 shares of the Company’s common stock in connection with the Share Exchange Agreement described above.  While the Company has paid the $15,000 to date in exchange for Mr. Lundeen’s executed stock power for the 350,000 shares, in connection with the rescission of his original investment in Sunshine, the shares have not been cancelled to date, and such shares have therefore been included in the number of issued and outstanding shares of common stock disclosed throughout this report.  There was no written agreement entered into in connection with the payment of the funds to Mr. Lundeen and/or his promise to rescind his original investment in Sunshine, but both parties have verbally agreed on the terms, and the Company plans to take steps subsequent to the filing of this report to cancel such shares.

On November 1, 2007, we entered into a loan agreement with Viking Investment Group II, Inc. (“Viking”).  Pursuant to the loan agreement, we received $30,000 and entered into a promissory note which bears interest at the rate of 10% per year and is due and payable on December 31, 2008.

On January 16, 2008, we borrowed $6,324.43 from Viking, which was evidenced by a Promissory Note.    The note bears interest at the rate of 10% per year and is due and payable on December 31, 2008.

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

We additionally have approximately 200 square feet of office space at our warehouse facility at 369 Blanding Blvd., Orange Park, Florida 32073. We entered into a one (1) year warehouse lease for approximately 1,500 square feet of warehouse space, which lease started on December 1, 2006 and expired on December 31, 2007. Since December 31, 2007, we have operated on a month-to-month lease with the landlord.  The rent for the warehouse property is $10,593 per year, payable in monthly installments of $882.75. The lease for the Orange Park, Florida office space and warehouse facility is with a party not affiliated with us.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock currently trades on the Over-The-Counter Bulletin Board under the symbol "NNOH". However, no shares of common stock have been traded to date, and there was no “bid” or “ask” price for our common stock as of the date of this filing. As of March 18, 2008, the Company had approximately 7,030,000 shares of common stock outstanding held by approximately forty (40) shareholders of record.  To date, the Company has not paid dividends on its common stock.

We have no shares of common stock subject to outstanding options or warrants to purchase, or securities convertible into, our common stock. We have no outstanding shares of Preferred Stock.

Recent Sales of Unregistered Securities

There were no sales of securities during the three months ended December 31, 2007, or through the date of this report.

On October 29, 2007, the Company paid $15,000 to a shareholder, James Lundeen, Jr., to rescind his original June 2005 investment of $15,000 for a 10% interest in Sunshine, which was then converted into 350,000 shares of the Company’s common stock in connection with the Share Exchange Agreement described above.  While the Company has paid the $15,000 to date in exchange for Mr. Lundeen’s executed stock power for the 350,000 shares, in connection with the rescission of his original investment in Sunshine, the shares have not been cancelled to date, and such shares have therefore been included in the number of issued and outstanding shares of common stock disclosed throughout this report.  There was no written agreement entered into in connection with the payment of the funds to Mr. Lundeen and/or his promise to rescind his original investment in Sunshine, but both parties have verbally agreed on the terms, and the Company plans to take steps subsequent to the filing of this report to cancel such shares.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PLAN OF OPERATIONS

We are currently funded solely by our shareholders and from loans from Jenadosa Holdings, Ltd. and Viking Investment Group II, Inc., and believe we can continue operations for at least the next three months with the funds we receive through sales of our products, the $25,326 of cash on hand we had as of December 31, 2007 and the $6,324.43 loan we received from Viking in January 2008.  We also believe that that we are close to generating sufficient revenues to pay our ongoing liabilities, however we can provide no assurances that we will not continue to generate net losses.  In addition to our ongoing working capital needs, we do not currently have sufficient funds to repay the $231,792 of notes payable plus accrued interest which are payable to Jenadosa and Viking in 2008, which, could cause us to default on that payment and could force us to curtail or abandon our business operations to pay such debts. We plan to work to increase our sales in the future, by starting a mail, fax and email marketing program, and by utilizing and building upon the interest we generate for our products at trade shows.

We believe we may require up to $250,000 in the next twelve months to expand our operations, purchase a printing machine (which we believe would allow us to increase the volume of our sales), pay the travel expenses associated with attending trade shows, and purchase additional inventory and magazine ads. This amount does not include the $231,792 of notes plus accrued interest due to Jenadosa and Viking in 2008, which we do not currently have sufficient funds to repay. We do not currently have any commitments for this funding.

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

Our primary branded product, Shotski's Gelatin Bar Mixes, is a product concept that has been in place for several years. With the unique formulation of the Shotski's product and the supporting line of bar accessories to help the on-site accounts market the products, we believe we have been able to differentiate ourselves from the mainstream and begin to build brand awareness as well as our revenue base. We believe that the key to our Shotski's mix product concept is the longevity of the on-site prepared gelatin product; that is that it remains useable for multiple weeks, where other gelatin products are only good for approximately 24-48 hours before they spoil. We experienced a significant increase in growth for the year ended December 31, 2007, compared to the year ended December 31, 2006, and plan to use the majority of our revenues moving forward, assuming we are able to continue to generate such revenues, and have any funds left over after paying our expenses, of which there can be no assurance, to increase our inventories and continue and expand our marketing campaign.

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

RESULTS OF OPERATIONS FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007 COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 2006

We had product sales of $155,025 for the year ended December 31, 2007, compared to product sales of $135,912 for the year ended December 31, 2006, an increase in product sales of $19,113 or 14.1% from the prior year. The increase in product sales was due to the introduction of new products during fiscal 2007 and the results of our webmail marketing program which was undertaken during fiscal 2007.

We had cost of goods sold of $46,830 for the year ended December 31, 2007, compared to cost of goods sold of $84,136 for the year ended December 31, 2006, a decrease in cost of good sold of $37,306 or 44.3%.  The decrease in cost of goods sold was a direct result of us working to secure more favorable prices from our suppliers  and increased bulk purchases of ram materials, which generally have higher margins, during the year ended December 31, 2007, compared to the year ended December 31, 2006.

We had a gross profit of $108,195 for the year ended December 31, 2007, compared to a gross profit of $51,776 for the year ended December 31, 2006, an increase in gross profit of $56,419 or 109% from the prior year. Our gross profit was 69.8% of sales for the year ended December 31, 2007, compared to 38.1% for the year ended December 31, 2006.  The increase in gross profit, as well as the increase in gross profit as a percentage of sales for the year ended December 31, 2007, compared to the year ended December 31, 2006, was a direct result of the increased revenues and reduced costs of goods sold in connection with our buying of raw materials in bulk.

We had total expenses, consisting solely of general and administrative expenses of $287,738 for the year ended December 31, 2007, compared to total expenses consisting solely of general and administrative expenses of $255,032 for the year ended December 31, 2006, an increase in general and administrative expenses of $32,706 or 12.8% from the prior year. The increase in general and administrative expenses was mainly caused by increased payroll associated with the hiring of one (1) new full-time and one (1) new part-time employee during the year ended December 31, 2007, compared to the year ended December 31, 2006.

We had a loss from operations of $179,543 for the year ended December 31, 2007, compared to a loss from operations of $203,256 for the year ended December 31, 2006, a decrease in loss from operations of $23,713 or 11.7% from the prior period.  This decrease in loss from operations was mainly caused by the increase in gross profit as described above.

We had other expenses, consisting of interest expense of $16,200 for the year ended December 31, 2007, compared to other expenses consisting of interest expense of $10,531 for the year ended December 31, 2006, an increase in interest expense of $5,669 or 53.8% from the prior period. Interest expense for the year ended December 31, 2007 and 2006, was in connection with the Jenadosa Notes and the Viking Note (both of which described in greater detail and defined below).  Interest expense increased due to a larger amount of Jenadosa Notes and the Viking Note being outstanding during the year ended December 31, 2007, compared to the year ended December 31, 2006, and the resulting additional accrual of interest on such larger outstanding amounts.

We had a net loss of $195,743 for the year ended December 31, 2007, compared to a net loss of $213,787 for the year ended December 31, 2006, a decrease in net loss of $18,044 or 8.4% from the prior period.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $38,928 as of December 31, 2007, which included current assets of $35,429, consisting of cash on hand of $25,326, net accounts receivable of $10,103, and non-current assets of $3,499, including equipment, net of depreciation of $2,496, trademark of $275, consisting of the trademark “Shotski’s” licensed to us from Mr. Barnes pursuant to the Trademark Licensing Agreement described above, and deposits of $728.

We had total liabilities of $241,439 as of December 31, 2007, consisting solely of current liabilities, including accounts payable of $9,647, and notes payable and accrued interest of $231,792 in connection with the notes payable to Jenadosa Holdings Limited and Viking Investment Group II, Inc., described below.

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

In addition to loans received from Jenadosa, we also entered into a loan agreement with Viking Investment Group II, Inc. on November 1, 2007.  Pursuant to the loan agreement, we received $30,000 and entered into a promissory note which bears interest at the rate of 10% per year until paid (the “Viking Note”).  Additionally, on January 16, 2008, we borrowed $6,324.43 from Viking, which was evidenced by a Promissory Note.    The note bears interest at the rate of 10% per year and is due and payable on December 31, 2008.

We had negative working capital of $206,010, and total accumulated deficit of $567,332 as of December 31, 2007.

We had $75,832 of net cash used by operating activities for the year ended December 31, 2007, which mainly consisted of $195,743 of net loss, offset by $117,000 of contributed services to us by our Chief Executive Officer, David Rector and the President of Sunshine, Marion "Butch" Barnes, neither of which we pay a salary, a $5,994 decrease in receivables and a $3,882 decrease in payables.

We had $93,700  of net cash provided by financing activities for the year ended December 31, 2007, which was due to proceeds from notes payable in connection with the January 2007 Note, the April 2007 Notes and the Viking Note entered into with Jenadosa as described above.

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

Our business and the value of our common stock are subject to the following Risk Factors:

WE MAY NOT BE ABLE TO CONTINUE OUR BUSINESS PLAN WITHOUT ADDITIONAL FINANCING.

We depend to a great degree on the ability to attract external financing in order to conduct our business activities and in order that we have sufficient cash on hand to expand our operations. We are currently funded solely by our shareholders and through loans received from Jenadosa Holdings, Ltd. and Viking Investment Group II, Inc. and we believe that our business has attained a cash flow sustainable base of operations that should continue onward at very slow growth curve with the funds we receive through sales of our products, the $25,326 of cash on hand we had as of December 31, 2007. We anticipate, however, the need for approximately $250,000 in the next twelve months to expand our operations (as described above under “Plan of Operations”), not including approximately $231,792 (including accrued and unpaid interest) on the amounts loaned to us by Jenadosa and Viking (as described below), which we do not currently have any commitments from any related or third parties to provide. If we are unable to generate sufficient revenues to support our operations and/or fail to raise additional funds after the three months which we currently believe we will be able to continue our operations, and/or if we are unable to raise sufficient capital to increase our sales, we may be forced to abandon our current business plan. If you invest in us and we are unable to raise the required funds, your investment could become worthless.

AS OF DECEMBER 31, 2007, WE WILL REQUIRE APPROXIMATELY $231,792, INCLUDING ACCRUED AND UNPAID INTEREST, PRIOR TO THE DUE DATE OF SUCH NOTES ON MARCH 31, 2008, JUNE 30, 2008, JULY 31, 2008, AND DECEMBER 31, 2008, TO REPAY AMOUNTS WE OWE UNDER OUTSTANDING NOTES PAYABLE, WHICH FUNDS WE DO NOT CURRENTLY HAVE.

Jenadosa Holding Limited ("Jenadosa"), loaned us a total of $127,000 during 2006, which was due and payable on July 31, 2007, but which has since been extended until July 31, 2008, pursuant to the First Amendment as described above under “Recent Events”; as well as $10,000 in January 2007, which is due and payable on March 31, 2008; and $17,500 in April 2007, which is due and payable on June 30, 2008.  Further, Viking Investment Group II, Inc. (“Viking”) loaned us $30,000 on November 1, 2007, which is due and payable on December 31, 2008.  All of these promissory notes bear interest at the rate of 10% per annum until paid, and we do not currently have sufficient cash on hand to repay the $231,792 (including accrued and unpaid interest as of December 31, 2007) owed under the promissory notes with Jenadosa and Viking.  If we are unable to generate a sufficient amount of net income to provide us enough funds to repay the notes prior to March 31, 2008, June 30, 2008, July 31, 2008, and/or December 31, 2008, respectively, we may be forced to raise additional funds through the sale of equity or debt securities, and/or issue shares of common stock to Jenadosa or Viking in consideration for the amounts owed, either of which could cause substantial dilution to our existing shareholders. As a result, if we fail to generate sufficient net income to repay our outstanding promissory notes with Jenadosa and our note with Viking, the value of our securities, if any, could decline in value or become worthless.

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

OUR LARGEST SHAREHOLDER, VIKING INVESTMENT GROUP II, INC. CAN VOTE AN AGGREGATE OF 42.7% OF OUR COMMON STOCK AND WILL EXERCISE SIGNIFICANT CONTROL OVER CORPORATE DECISIONS.

The beneficial owner of our majority shareholder, Viking Investment Group II, Inc. (“Viking”), Ian Markofsky, recently passed away, and as such, the executor of his estate is currently in control of Viking.  Viking is our largest shareholder currently voting 42.7% of our outstanding common stock.  The executor will exercise significant control in determining the outcome of corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Furthermore, the executor may decide to sell Viking’s shareholdings in the Company to other persons, who may decide to change our Board of Directors or corporate organization and plan of operations.  Any investors who purchase shares will be minority shareholders and as such will have little to no say in the direction of the Company and the election of Directors regardless of whether Viking retains their interest in the Company. Investors in the Company should keep in mind that even if you own shares of the Company's common stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions.  Furthermore, investors should be aware that the executor of Mr. Markofsky’s estate may choose to elect new Directors to the Board of Directors of the Company and/or take the Company in a new business direction altogether, and that current shareholders of the Company will have little to no say in such matters as Viking is currently our largest shareholder.

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT AS TO WHETHER OUR COMPANY CAN CONTINUE AS A GOING CONCERN.

We have generated only limited revenues since our inception and have incurred substantial losses. We had negative working capital of $206,010, and a total accumulated deficit of $567,332 as of December 31, 2007.  As such, our auditors have expressed substantial doubt as to whether our Company can continue as a going concern, particularly in the event that we cannot generate sufficient cash flow to conduct our operations and/or obtain additional sources of capital and financing.

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

Moving forward, we anticipate incurring significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, for this Annual Report on Form 10-KSB, we were required to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.  For fiscal year 2009, Section 404 will require us to obtain a report from our independent registered public accounting firm attesting to the assessment made by management.  Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

THERE IS CURRENTLY NO MARKET FOR OUR COMMON STOCK, AND EVEN IF A MARKET DEVELOPS IN THE FUTURE, WE ANTICIPATE SUCH MARKET REMAINING LIMITED, SPORADIC AND VOLATILE.

While we have been approved to trade our common stock on the OTCBB, no trades have been affected in our common stock to date. Moving forward, in the event a market for our common stock does develop, we expect such market to be limited, sporadic and volatile.  We also anticipate the market for our common stock will be subject to wide fluctuations in response to several factors, including, but not limited to:

(1) actual or anticipated variations in our results of operations;
(2) our ability or inability to generate new revenues;
(3) the number of shares in our public float;
(4) increased competition; and
(5) conditions and trends in the market for alcoholic and party drinks.

Furthermore, because our common stock is traded on the OTCBB, our stock price may be impacted by factors that are unrelated or disproportionate to our operating performance. These market fluctuations, as well as general economic, political and market conditions, such as recessions, interest rates or international currency fluctuations may adversely affect the market price of our common stock. Additionally, at present, we have a limited number of shares in our public float, and as a result, there could be extreme fluctuations in the price of our common stock. Further, due to the limited volume of our shares which trade and our limited public float, we believe that our stock prices (bid, asked and closing prices) may be entirely arbitrary, may not be related to the actual value of the Company, and may not reflect the actual value of our common stock (and reflect a value that is higher than the actual value of our common stock). Shareholders and potential investors in our common stock should exercise caution before making an investment in the Company, and should not rely on the publicly quoted or traded stock prices in determining our common stock value, but should instead determine the value of our common stock based on the information contained in the Company's public reports, industry information, and those business valuation methods commonly used to value private companies.

INVESTORS MAY FACE SIGNIFICANT RESTRICTIONS ON THE RESALE OF OUR COMMON STOCK DUE TO FEDERAL REGULATIONS OF PENNY STOCKS.

Once our common stock is listed on the OTC Bulletin Board, it is likely that it will be subject to the requirements of Rule 15(g)9, promulgated under the Securities Exchange Act as long as the price of our common stock is below $5.00 per share. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchaser and receive the purchaser's consent prior to the transaction. The Securities Enforcement Remedies and Penny Stock Reform Act of 1990, also requires additional disclosure in connection with any trades involving a stock defined as a penny stock. Generally, the Commission defines a penny stock as any equity security not traded on an exchange or quoted on NASDAQ that has a market price of less than $5.00 per share. The required penny stock disclosures include the delivery, prior to any transaction, of a disclosure schedule explaining the penny stock market and the risks associated with it. Such requirements could severely limit the market liquidity of the securities and the ability of purchasers to sell their securities in the secondary market.

ITEM 7. FINANCIAL STATEMENTS

NANO HOLDINGS INTERNATIONAL, INC.

FINANCIAL STATEMENTS

December 31, 2007 and 2006

C O N T E N T S

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Nano Holdings International Inc

We have audited the accompanying consolidated balance sheets of Nano Holdings International Inc as of December 31, 2007 and December 31, 2006, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and December 31, 2006. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nano Holdings International Inc as of December 31, 2007 and December 31, 2006, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has generated significant losses from operations, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
March 19, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

NANO HOLDINGS INTERNATIONAL, INC.
Consolidated Balance Sheets

ASSETS

	December 31,	December 31,
	2007	2006

CURRENT ASSETS

Cash	$25,326	$7,458
Accounts receivable, net	10,103	16,097

Total Current Assets	35,429	23,555

EQUIPMENT, net	2,496	3,295

OTHER ASSETS

Trademark	275	275
Deposits	728	728

Total Other Assets	1,003	1,003

TOTAL ASSETS	$38,928	$27,853

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$9,647	$13,529
Notes payable and accrued interest	231,792	138,092

Total Current Liabilities	241,439	151,621

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock:$0.001 par value, 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock:$0.001 par value, 75,000,000 shares
authorized; 7,030,000 shares issued and outstanding	7,030	7,030
Additional paid-in capital	357,791	240,791
Deficit accumulated during the development stage	(567,332)	(371,589)

Total Stockholders' Equity (Deficit)	(202,511)	(123,768)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$38,928	$27,853

The accompanying notes are an integral part of these financial statements.

NANO HOLDINGS INTERNATIONAL, INC.
Consolidated Statements of Operations

	For the Year Ended
	December 31,
	2007	2006

REVENUES	$155,025	$135,912
COST OF GOODS SOLD	46,830	84,136
GROSS PROFIT	108,195	51,776

EXPENSES

General and administrative	287,738	255,032

Total Expenses	287,738	255,032

LOSS FROM OPERATIONS	(179,543)	(203,256)

OTHER EXPENSES

Interest expense	(16,200)	(10,531)

Total Other Expenses	(16,200)	(10,531)

NET LOSS	$(195,743)	$(213,787)

BASIC LOSS PER SHARE	$(0.03)	$(0.03)

WEIGHTED AVERAGE NUMBER
NUMBER OF SHARES OUTSTANDING	7,030,000	6,815,000

The accompanying notes are an integral part of these financial statements.

NANO HOLDINGS INTERNATIONAL, INC.
Consolidated Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, December 31, 2005	6,600,000	$6,600	$120,920	$(157,802)	$(30,282)

Common stock issued for
services performed by an
officer and shareholder	100,000	100	116,901	-	117,001

Common stock issued for cash
at $0.01 per share	330,000	330	2,970	-	3,300

Net loss for the year
ended December 31, 2006	-	-	-	(213,787)	(213,787)

Balance, December 31, 2006	7,030,000	7,030	240,791	(371,589)	(123,768)

Services contributed by an
officer and shareholder	-	-	117,000	-	117,000

Net loss for the year
ended December 31, 2007	-	-	-	(195,743)	(195,743)

Balance, December 31, 2007	7,030,000	$7,030	$357,791	$(567,332)	$(202,511)

The accompanying notes are an integral part of these financial statements.

NANO HOLDINGS INTERNATIONAL, INC.
Consolidated Statements of Cash Flows

	For the Year Ended
	December 31,
	2007	2006

OPERATING ACTIVITIES

Net loss	$(195,743)	$(213,787)
Adjustments to Reconcile Net Loss to Net Cash
Used by Operating Activities:
Depreciation and amortization	799	503
Allowance for bad debts	-	10,000
Contributed services	117,000	117,001
Changes in Operating Assets and Liabilities:
(Increase) decrease in receivables	5,994	(21,778)
(Increase) decrease in other assets	-	(1,003)
Increase (decrease) in payables	(3,882)	19,537
	13,132
Net Cash Used by
Operating Activities	(75,832)	(89,527)

INVESTING ACTIVITIES

Purchase of fixed assets	-	(3,798)

Net Cash Used by
Investing Activities	-	(3,798)

FINANCING ACTIVITIES

Common stock issued for cash	-	3,300
Proceeds from notes payable	93,700	77,000

Net Cash Provided by
Financing Activities	93,700	80,300

NET DECREASE IN CASH	17,868	(13,025)

CASH AT BEGINNING OF YEAR	7,458	20,483

CASH AT END OF YEAR	$25,326	$7,458

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

NANO HOLDINGS INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

NOTE 1 -        ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was incorporated under the laws of the State of Delaware as Nano Holdings International, Inc. on April 16, 2004 with a principal business objective of seeking a merger with an existing operating company. Sunshine Group, LLC., (Sunshine) was formed as a limited liability company, under the laws of the State of Florida on June 24, 2002, to engage in the manufacture and sale of alcoholic and non-alcoholic beverages.  On December 31, 2005, Nano Holdings International, Inc. acquired all of the ownership interests of Sunshine Group, LLC for 3,500,000 shares of its common stock. The shareholders of Sunshine Group, LLC became the controlling shareholders of the Company and Nano Holdings International, Inc. was inactive prior to the acquisition. Accordingly, the accompanying financial statements reflect the historical financial statements of Sunshine Group, LLC as the historical of the Company, i.e. a reverse merger.

NOTE 2 -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.   Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting.  The Company has elected a December 31 year-end.

b.	Revenue Recognition

The Company recognizes revenue from the sales of its alcoholic and non-alcoholic beverages upon delivery to the customer’s delivery site, the customers take title and assume the risks and rewards of ownership, when persuasive evidence of an arrangement exists, when the contract price is fixed or determinable, and collectibility is reasonably assured.

The Company has a policy of limiting returns to only non perishable non food items.

c.	Income Taxes

The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered.  The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not. The Company has a net operating loss carryover of approximately $567,332 as of December 31, 2007. The benefit of the net operating loss carryover of $221,259 as of December 31, 2007 has been offset by a valuation allowance of $221,259.

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
December 31, 2007 and 2006

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

The Company’s accounts receivable are shown net of the allowance for doubtful accounts of $32,535 and $10,000 as of December 31, 2007 and 2006, respectively.

f.	Research and Development

The Company expenses research and development costs in the period incurred.  Research and development expenses for the years ended December 31, 2007 and 2006 totaled approximately $2,500 per year.

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
December 31, 2007 and 2006

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

NANO HOLDINGS INTERNATIONAL, INC.
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006

  NOTE 4 -      NOTES PAYABLE

The Company has incurred notes payable to an unrelated party as the source of the funding for its business operations. The notes payable total $204,500, are unsecured, bear interest at 10% per annum and are due with accrued interest on July 31, 2007. The Company has accrued $27,292 in interest payable on the notes payable as of December 31, 2007.

  NOTE 5 -     RELATED PARTY TRANSACTIONS

The Company has recorded the value of the uncompensated services provided by its officers and directors as a contribution of capital. The Company has recorded $117,000 and $117,001 in 2007 and 2006, respectively, for such uncompensated services.

  NOTE 6 -     INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect when these differences are expected to reverse.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

The provision for income taxes differs from the amounts which would be provided by applying the statutory federal income tax rate of 39% to the net loss before provision for income taxes for the following reasons:
	December 31, 2007	December 31, 2006
Income tax expense at statutory rate	$(76,340)	$(95,354)
Contributed services	45,630)	45,630
Valuation allowance	30,710	49,724
Income tax expense per books	$-	$-

Net deferred tax assets consist of the following components as of:
	December 31, 2007	December 31, 2006
NOL carryover	$(101,919)	$71,209
Valuation allowance	(101,919)	(71,209)
Net deferred tax asset	$-	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $261,331 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.

  NOTE 7 -      RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning January 1, 2008. The Company is currently assessing the potential impact that adoption of SFAS No. 157 would have on the financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 gives the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 is effective beginning January 1, 2008, although early adoption is permitted.
NOTE 7 -   RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

The Company is currently assessing the potential impact that adoption of SFAS No. 159 will have on the financial statements.

The FASB has revised SFAS No. 141.  This revised statement establishes uniform treatment for all acquisitions.  It defines the acquiring company.  The statement further requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, measured at their fair market values as of that date.  It requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquired, at the full amounts of their fair values. This changes the way that minority interest is recorded and modified as a parent’s interest in a subsidiary changes over time.  This statement also makes corresponding significant amendments to other standards that related to business combinations, namely, 109, 142 and various EITF’s.  This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company believes the implementation of this standard will have no effect on our financial statements.

  NOTE 8 -      EQUIPMENT

Equipment are stated at cost.  Depreciation is computed using the straight line method over the estimated useful life of 5 years. Depreciation expense for the years ended December 31, 2007and 2006 amounted to $799 and $503, respectively.  Gains from losses on sales and disposals are included in the statements of operations.  Maintenance and repairs are charged to expense as incurred.  As of December 31, 2007 and 2006 equipment consisted of the following:

	2007	2008
Equipment	$3,798	$3,798
Accumulated depreciation	(1,302)	(503)

Total	$2,496	$3,295

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

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following table sets forth the name, age and position of our Director and executive officer, as well as the material officer of Sunshine, our wholly owned subsidiary:

NAME	AGE	POSITION

David Rector	61	Chief Executive Officer,
		President, Principal Accounting Officer,
		Secretary, Treasurer and Director

Marion R. "Butch" Barnes	65	President of Sunshine

David Rector

Mr. Rector has served as our Chief Executive Officer, President, Principal Accounting Officer, Secretary, Treasurer and Director since April 19, 2004. Mr. Rector does not have an employment agreement with us and does not receive compensation for his services to us, other than the 100,000 restricted shares of common stock which he was issued during the three months ended September 30, 2006, in consideration for services rendered, which shares were valued at $10,000 or $0.10 per share. Mr. Rector previously served as President, Chief Executive Officer and Chief Operating Officer of Nanoscience from June 2004 to December 2006, when he resigned as an officer and Director of Nanoscience.  Since June 1985, Mr. Rector has been the principal of the David Stephen Group, which provides enterprise consulting services to emerging and developing companies in a variety of industries. From January 1995 until June 1995, Mr. Rector served as the General Manger of the Consumer Products Division of Bemis-Jason Corporation. Mr. Rector was employed by Sunset Designs Inc., a manufacturer and marketer of consumer product craft kits from June 1980 until June 1985. From June 1983 until June 1985, Mr. Rector served as President and General Manager of Sunset, from August 1981 until May 1985, Mr. Rector served as an Administrative and International Director of Sunset, and from June 1980 until August 1981, Mr. Rector served as Group Product Manager for Sunset.

Additionally, Mr. Rector currently served on the Board of Directors of the following companies as of December 31, 2007:

Name	Director Since
Senesco Technologies, Inc. (AMEX:SNT)	February 2002
Dallas Gold & Silver Exchange (AMEX:DSG)	May 2003
RXelite, Inc. (OTCBB:RXEI)	October 2007

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

---------------------------

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

EMPLOYEES

We currently have three (3) full-time employees, including Marion R. "Butch" Barnes, the President of Sunshine and Robert Barnes, Sunshine's promotions and Internet sales manager, who is the son of Marion R. "Butch" Barnes and one part-time employee. Additionally, David Rector, our sole officer and Director spends approximately four to six hours per week on Company matters.

[Remainder of page left intentionally blank.]

ITEM 10. EXECUTIVE COMPENSATION.

			Other(1)
			Annual
		Name & Principal	Compen-	Restricted	Total
Position	Year	Salary ($)	sation	Stock Awards	Compensation

David Rector,	2007	$0	$0	$0	$0
CEO, President,	2006	$0	$0	$10,000(3)	$10,000
CFO, Secretary,	2005	$0	$0	$0	$0
Treasurer, and
Director (2)

Marion “Butch”	2007	$0	$4,000 (4)	$0	$0
Barnes	2006	$0	$6,000(4)	$0	$6,000
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

(4) Represents Mr. Barnes’ automobile allowance.

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

As of the date of this filing, no executive officers or Directors hold any outstanding options to purchase shares of common stock in the Company, nor were there any outstanding options to purchase shares in the common stock of the Company as of December 31, 2007 or 2006.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides the names and addresses of each person known to own directly or beneficially more than a 5% of the outstanding common stock (as determined in accordance with Rule 13d-3 under the Exchange Act) as of March 24, 2008 and by the officers and Directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Name and Address of
Beneficial Owner	Shares Beneficially Owned	Percent(1)

David Rector (2)	100,000	1.4%
President, Chief Executive Officer, Chief Financial Officer and Director
1640 Terrace Way
Walnut Creek,
California 94597

Viking Investment Group II, Inc. (3)	3,000,000	42.7%
488 Madison Avenue
12th Floor
New York, New York
10022

Marion R. "Butch" Barnes	2,047,500	29.1%
President of Sunshine
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
(2 Persons)

(1) Based on 7,030,000 shares outstanding as of March 5, 2007.

(2) Mr. Rector is our Chief Executive Officer, President, Chief Financial Officer, Secretary, Treasurer and sole Director.

(3) The Beneficial owner of Viking Investment Group II, Inc. is the executor of the estate of Ian Markofsky, the recently deceased President of Viking Investment Group II, Inc.

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

On October 29, 2007, the Company paid $15,000 to a shareholder, James Lundeen, Jr., to rescind his original June 2005 investment of $15,000 for a 10% interest in Sunshine, which was then converted into 350,000 shares of the Company’s common stock in connection with the Share Exchange Agreement described above.  While the Company has paid the $15,000 to date in exchange for Mr. Lundeen’s executed stock power for the 350,000 shares, in connection with the rescission of his original investment in Sunshine, the shares have not been cancelled to date, and such shares have therefore been included in the number of issued and outstanding shares of common stock disclosed throughout this report.  There was no written agreement entered into in connection with the payment of the funds to Mr. Lundeen and/or his promise to rescind his original investment in Sunshine, but both parties have verbally agreed on the terms, and the Company plans to take steps subsequent to the filing of this report to cancel such shares.

We recorded the value of uncompensated services provided by our officer and Director, David Rector and the President of Sunshine, Marion “Butch” Barnes as a contribution of capital for the year ended December 31, 2007, 2006 and 2005. Those contributions to capital totaled $117,000, $117,001 and $36,000, respectively for the year ended December 31, 2007, 2006 and 2005.

ITEM 13. EXHIBITS

a) The exhibits listed below are filed as part of this annual report.

Exhibit No.	Description

3.1(1)	Certificate of Incorporation of Nano Holdings International, Inc.

3.2(1)	Bylaws of Nano Holdings International, Inc.

10.1(1)	Exchange Agreement between Nano Holdings International, Inc. and Sunshine Group LLC

10.2(1)	$50,000 Promissory Note with Jenadosa Holdings Limited (11/20/05)

10.3(1)	$50,000 Promissory Note with Jenadosa Holdings Limited (2/14/06)

10.4(2)	$5,000 Promissory Note with Jenadosa Holdings Limited (8/21/06)

10.5(3)	$7,000 Promissory Note with Jenadosa Holdings Limited (9/20/06)

10.6(3)	$15,000 Promissory Note with Jenadosa Holdings Limited (10/13/06)

10.7(2)	Trademark Licensing Agreement

10.8(4)	$10,000 Promissory Note with Jenadosa Holdings Limited (1/15/07)

10.9(5)	$10,000 Promissory Note with Jenadosa Holdings Limited (04/04/07)

10.10(5)	$7,5000 Promissory Note with Jenadosa Holdings Limited (04/24/07)

10.11(6)	First Amendment Agreement to Promissory Notes with Jenadosa

10.12(7)	$30,000 Promissory Note with Viking Investment Group II, Inc. (11/01/07)

10.13*	Promissory Note with Viking Investment Group II, Inc.

21(4)	List of the Subsidiaries of Nano Holdings International, Inc.

31*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(7) Filed as an exhibit to our Form 10-QSB Quarterly Report, filed with the Commission on November 13, 2007, and incorporated herein by reference.

b) REPORTS ON FORM 8-K

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed for each of the fiscal years ended December 31, 2007 and 2006 for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and the review of the financial statements included in the registrant's Form 10-QSB or for services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was approximately $5,443 and $4,750, respectively.

AUDIT RELATED FEES

None.

TAX FEES

None.

ALL OTHER FEES

None.

[Remainder of page left intentionally blank.]

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANO HOLDINGS INTERNATIONAL, INC.

By: /s/ David Rector
David Rector,
Chief Executive Officer
April 7, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David Rector	Chief Executive Officer,	April 7, 2008
David Rector	President, Chief Financial Officer
(Principal Accounting Officer),
Treasurer, Secretary and Director

Exhibit Index:

Exhibit No.	Description

3.1(1)	Certificate of Incorporation of Nano Holdings International, Inc.

3.2(1)	Bylaws of Nano Holdings International, Inc.

10.1(1)	Exchange Agreement between Nano Holdings International, Inc. and Sunshine Group LLC

10.2(1)	$50,000 Promissory Note with Jenadosa Holdings Limited (11/20/05)

10.3(1)	$50,000 Promissory Note with Jenadosa Holdings Limited (2/14/06)

10.4(2)	$5,000 Promissory Note with Jenadosa Holdings Limited (8/21/06)

10.5(3)	$7,000 Promissory Note with Jenadosa Holdings Limited (9/20/06)

10.6(3)	$15,000 Promissory Note with Jenadosa Holdings Limited (10/13/06)

10.7(2)	Trademark Licensing Agreement

10.8(4)	$10,000 Promissory Note with Jenadosa Holdings Limited (1/15/07)

10.9(5)	$10,000 Promissory Note with Jenadosa Holdings Limited (04/04/07)

10.10(5)	$7,5000 Promissory Note with Jenadosa Holdings Limited (04/24/07)

10.11(6)	First Amendment Agreement to Promissory Notes with Jenadosa

10.12(7)	$30,000 Promissory Note with Viking Investment Group II, Inc. (11/01/07)

10.13*	Promissory Note with Viking Investment Group II, Inc.

21(4)	List of the Subsidiaries of Nano Holdings International, Inc.

31*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(7) Filed as an exhibit to our Form 10-QSB Quarterly Report, filed with the Commission on November 13, 2007, and incorporated herein by reference.