Form 10-Q
period 2008-03-31
Nano Holdings International, Inc.
filed 2008-05-15
CIK 1369203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from ____________ to ______________

Commission file number: 000-52636

NANO HOLDINGS INTERNATIONAL, INC.
(Name of registrant in its charter)

Delaware	20-3724068
(State of organization)	(I.R.S. Employer Identification No.)

1640 Terrace Way
Walnut Creek, California 94597
(Address of principal executive offices)

(925) 938-0406
(Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes   ☐ No   ☒

As of May 12, 2008, there were 7,030,000 shares of the Issuer's common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NANO HOLDINGS INTERNATIONAL, INC.

FINANCIAL STATEMENTS

March 31, 2008 and December 31, 2007

C O N T E N T S

NANO HOLDINGS INTERNATIONAL, INC.
Consolidated Balance Sheets

ASSETS

	March 31,	December 31,
	2008	2007
	(unaudited)
CURRENT ASSETS

Cash	$28,655	$25,326
Accounts receivable, net	3,618	10,103

Total Current Assets	32,273	35,429

PROPERTY AND EQUIPMENT, net	2,296	2,496

OTHER ASSETS

Trademark	275	275
Deposits	728	728

Total Other Assets	1,003	1,003

TOTAL ASSETS	$35,572	$38,928

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$8,586	$9,647
Notes payable and accrued interest	240,115	231,792

Total Current Liabilities	248,701	241,439

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock:$0.001 par value, 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock:$0.001 par value, 75,000,000 shares
authorized; 7,030,000 shares issued and outstanding	7,030	7,030
Additional paid-in capital	387,041	357,791
Deficit accumulated during the development stage	(607,200)	(567,332)

Total Stockholders' Equity (Deficit)	(213,129)	(202,511)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$35,572	$38,928

The accompanying notes are an integral part of these financial statements.

NANO HOLDINGS INTERNATIONAL, INC.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended
	March 31,
	2008	2007

REVENUES	$47,448	$32,666
COST OF GOODS SOLD	22,148	33,821
GROSS MARGIN	25,300	(1,155)

EXPENSES

General and administrative	63,169	58,791

Total Expenses	63,169	58,791

INCOME (LOSS) FROM OPERATIONS	(37,869)	(59,946)

OTHER EXPENSES

Interest expense	(1,999)	(3,425)

NET LOSS BEFORE TAXES	(39,868)	(63,371)

Income taxes	-	-

NET LOSS	$(39,868)	$(63,371)

BASIC LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	7,030,000	7,030,000

NANO HOLDINGS INTERNATIONAL, INC.
Consolidated Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, December 31, 2006	7,030,000	$7,030	$240,791	$(371,589)	$(123,768)

Services contributed by an
officer and shareholder	-	-	117,000	-	117,000

Net loss for the year ended
December 31, 2007	-	-	-	(195,743)	(195,743)

Balance, December 31, 2007	7,030,000	7,030	357,791	(567,332)	(202,511)

Contributed capital (unaudited)	-	-	29,250	-	29,250

Net loss for the three months
ended March 31, 2008 (unaudited)	-	-	-	(39,868)	(39,868)

Balance, March 31,
2008 (unaudited)	7,030,000	$7,030	$387,041	$(607,200)	$(213,129)

NANO HOLDINGS INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(unaudited)
	For the Three Months Ended
	March 31,
	2008	2007

CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss	$(39,868)	$(63,371)
Adjustments to Reconcile Net Loss to Net Cash
Used by Operating Activities:
Depreciation and amortization	200	200
Contributed services	29,250	29,250
Changes in Operating Assets and Liabilities:
(Increase) decrease in receivables	6,485	(936)
Increase (decrease) in accrued interest payable	1,999	3,425
Increase (decrease) in accounts payable	(1,061)	16,204

Net Cash Used by
Operating Activities	(2,995)	(15,228)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	-	-

Net Cash Used by
Operating Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable	6,324	10,000

Net Cash Provided by
Financing Activities	6,324	10,000

NET DECREASE IN CASH	3,329	(5,228)

CASH AT BEGINNING OF PERIOD	25,326	7,458

CASH AT END OF PERIOD	$28,655	$2,230

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

NANO HOLDINGS INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
March 31, 2008 and December 31, 2007

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction  with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements.  The results of operations for the periods ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF NANO HOLDINGS INTERNATIONAL, INC. ("THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO MARCH 31, 2008.

HISTORY

We were incorporated as Nano Holdings International, Inc. in Delaware on April 16, 2004. We have 85,000,000 shares of stock authorized, representing 75,000,000 shares of common stock, $0.001 par value and 10,000,000 shares of preferred stock, $0.001 par value.

On December 15, 2005, we entered into a Share Exchange Agreement with Sunshine Group, LLC, a Florida limited liability company, whereby we exchanged 3,500,000 newly issued shares of our restricted common stock for 100% of the outstanding membership units of Sunshine. The acquisition of Sunshine was an arms length transaction, with the exchange rate of the exchange determined by the mutual agreement of us and Sunshine based on the estimated value of Sunshine. Since that time, Sunshine has been our wholly owned subsidiary. We run all of our operations through Sunshine, and unless otherwise stated, all references to Nano Holdings International, Inc., the “Company,” “we,” “us,” or words of similar meaning used herein include the operations of Sunshine.

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

We may choose to expand our distribution channels in the future to cover all of the states above with which we only have partial distribution and/or expand to other states, however; we are able to sell all of our products to the entire country though our website and have no such plans for expansion in the United States. We currently have plans, funding permitting, to expand distribution to various locations in Puerto Rico, the Bahamas and Trinidad and begin distribution in Mexico and Switzerland, in the next six (6) to twelve (12) months.  We have found international expansion harder than anticipated due to freight costs and additional security concerns, but are still working to expand our distribution internationally.

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

PLAN OF OPERATIONS

We have historically been funded solely by our shareholders and from loans from Jenadosa Holdings, Ltd. and Viking Investment Group II, Inc., and believe we can continue operations for at least the next three months with the funds we receive through sales of our products, and the $28,655 of cash on hand we had as of March 31, 2008.  We also believe that that we are close to generating sufficient revenues to pay our ongoing liabilities; however we can provide no assurances that we will not continue to generate net losses.  In addition to our ongoing working capital needs, we do not currently have sufficient funds to repay the $240,115 of notes payable plus accrued interest which were payable to Jenadosa and Viking as of March 31, 2008, which, could cause us to default on that payment and could force us to curtail or abandon our business operations to pay such debts. We plan to work to increase our sales in the future, by starting a mail, fax and email marketing program, and by utilizing and building upon the interest we generate for our products at trade shows.

We believe we may require up to $250,000 in the next twelve months to expand our operations, purchase a printing machine (which we believe would allow us to increase the volume of our sales), pay the travel expenses associated with attending trade shows, and purchase additional inventory and magazine ads. This amount does not include the repayment of $240,115 of notes plus accrued interest due to Jenadosa and Viking in 2008, as of March 31, 2008, which we do not currently have sufficient funds to repay. We do not currently have any commitments for this funding.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2007

We had product sales of $47,448 for the three months ended March 31, 2008, compared to product sales of $32,666 for the three months ended March 31, 2007, an increase in product sales of $14,782 or 45.3% from the prior period. The increase in product sales was due to increased marketing in connection with our internet promotions and direct mail campaigns, as well as increased contact with our distributors, which in turn led to greater sales.

We had cost of goods sold of $22,148 for the three months ended March 31, 2008, compared to cost of goods sold of $33,821 for the three months ended March 31, 2007, a decrease in cost of good sold of $11,673 or 34.5%.  The decrease in cost of goods sold was a direct result of us working to secure more favorable prices from our suppliers and increased bulk purchases of raw materials, which generally have higher margins, during the three months ended March 31, 2008, compared to the three months ended March 31, 2007.

We had a gross profit of $25,300 for the three months ended March 31, 2008, compared to a gross loss of $1,155 for the three months ended March 31, 2007, an increase in gross profit of $26,455 from the prior period. Our gross profit was 53.3% of sales for the three months ended March 31, 2008, compared to having a gross loss for the three months ended March 31, 2007.  The increase in gross profit, as well as the increase in gross profit as a percentage of sales for the three months ended March 31, 2008, compared to the three months ended March 31, 2007, was a direct result of the increased revenues and reduced costs of goods sold in connection with our buying of raw materials in bulk.

We had total expenses, consisting solely of general and administrative expenses of $63,169 for the three months ended March 31, 2008, compared to total expenses consisting solely of general and administrative expenses of $58,791 for the three months ended March 31, 2007, an increase in general and administrative expenses of $4,378 or 7.4% from the prior year. The increase in general and administrative expenses was mainly caused by the increase in revenues and the fact that we employed an additional two (2) part-time employees during the three months ended March 31, 2008, compared to the three months ended March 31, 2007.

We had a loss from operations of $37,869 for the three months ended March 31, 2008, compared to a loss from operations of $59,946 for the three months ended March 31, 2007, a decrease in loss from operations of $22,077 or 36.8% from the prior year.  This decrease in loss from operations was mainly caused by the increase in gross profit as described above.

We had $1,999 of other expenses, consisting solely of interest expense for the three months ended March 31, 2008, compared to other expenses consisting of interest expense of $3,425 for the three months ended March 31, 2007, a decrease in interest expense of $1,426 or 41.6% from the prior period. Interest expense for the three months ended March 31, 2007 was in connection with the Jenadosa Notes and the Viking Note (both of which are described in greater detail and defined below).

We had a net loss of $39,868 for the three months ended March 31, 2008, compared to a net loss of $63,371 for the three months ended March 31, 2007, a decrease in net loss of $23,503 or 37.1% from the prior period.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $35,572 as of March 31, 2008, which included current assets of $32,273, consisting of cash on hand of $28,655, and net accounts receivable of $3,618; property and equipment, net of depreciation of $2,296, trademark of $275, consisting of the trademark “Shotski’s” licensed to us from Mr. Barnes pursuant to the Trademark Licensing Agreement described above, and deposits of $728.

We had total liabilities of $248,701 as of March 31, 2008, consisting solely of current liabilities, including accounts payable of $8,586, and notes payable and accrued interest of $240,115 in connection with the notes payable to Jenadosa Holdings Limited and Viking Investment Group II, Inc., described below.

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

On January 15, 2007, we received an additional $10,000 loan from Jenadosa and entered into an additional promissory note with Jenadosa to evidence the loan, which bears interest at 10% per annum and was due and payable on March 31, 2008 (the “January 2007 Note”).  The January 2007 Note has not been repaid or extended and as such, we are in default of the repayment of such note. On April 4, 2007, and April 24, 2007, respectively, we received a $10,000 and a $7,500 loan from Jenadosa and entered into Promissory Notes with Jenadosa to evidence such loans, which are due and payable on June 30, 2008 (the “April 2007 Notes,” and collectively with the 2005 and 2006 Notes and the January 2007 Note, the “Notes” or the “Jenadosa Notes”).

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

We had negative working capital of $216,428, and total accumulated deficit of $607,200 as of March 31, 2008.

We had $2,995 of net cash used by operating activities for the three months ended March 31, 2008, which mainly consisted of $39,868 of net loss, offset by a $6,485 decrease in receivables and $29,250 of contributed services to us by our Chief Executive Officer, David Rector and the President of Sunshine, Marion "Butch" Barnes, neither of which we pay a salary.

We had $6,324 of net cash provided by financing activities for the three months ended March 31, 2008, which was due to solely to proceeds from the sale of a notes payable in connection with the January 16, 2008 loan from Viking, described above.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited financial statements, which have been prepared in accordance with accounting principals generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivable, investment values, income taxes, the recapitalization and contingencies. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Recently issued accounting pronouncements. The Company does not expect the adoption of any recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4T. CONTROLS AND PROCEDURES

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS

You should carefully consider the following risk factors and other information in this quarterly report on Form 10-Q before deciding to become a holder of our common stock. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent.

Our business and the value of our common stock are subject to the following Risk Factors:

WE MAY NOT BE ABLE TO CONTINUE OUR BUSINESS PLAN WITHOUT ADDITIONAL FINANCING.

We depend to a great degree on the ability to attract external financing in order to conduct our business activities and in order that we have sufficient cash on hand to expand our operations. We have historically been funded solely by our shareholders and through loans received from Jenadosa Holdings, Ltd. and Viking Investment Group II, Inc. and we believe that our business has attained a cash flow sustainable base of operations that should continue onward at very slow growth curve with the funds we receive through sales of our products and the $28,655 of cash on hand we had as of March 31, 2008. We anticipate, however, the need for approximately $250,000 in the next twelve months to expand our operations (as described above under “Plan of Operations”), not including approximately $240,115 (including accrued and unpaid interest) on the amounts loaned to us by Jenadosa and Viking which were due as of March 31, 2008, which we do not currently have any commitments from any related or third parties to provide. If we are unable to generate sufficient revenues to support our operations and/or fail to raise additional funds after the three months which we currently believe we will be able to continue our operations, and/or if we are unable to raise sufficient capital to increase our sales, we may be forced to abandon our current business plan. If you invest in us and we are unable to raise the required funds, your investment could become worthless.

AS OF MARCH 31, 2008, WE WILL REQUIRE APPROXIMATELY $240,115, INCLUDING ACCRUED AND UNPAID INTEREST, PRIOR TO THE DUE DATE OF SUCH NOTES ON JUNE 30, 2008, JULY 31, 2008, AND DECEMBER 31, 2008, TO REPAY AMOUNTS WE OWE UNDER OUTSTANDING NOTES PAYABLE, WHICH FUNDS WE DO NOT CURRENTLY HAVE.

Jenadosa Holding Limited ("Jenadosa"), loaned us a total of $127,000 during 2006, which was due and payable on July 31, 2007, but which has since been extended until July 31, 2008, pursuant to the First Amendment; as well as $10,000 in January 2007, which was due and payable on March 31, 2008, but which amount has not been paid to date; and $17,500 in April 2007, which is due and payable on June 30, 2008.  Further, Viking Investment Group II, Inc. (“Viking”) loaned us $30,000 on November 1, 2007, which is due and payable on December 31, 2008 and $6,324 in January 2008, which is due and payable on December 31, 2008.  All of these promissory notes bear interest at the rate of 10% per annum until paid, and we do not currently have sufficient cash on hand to repay the $240,115 (including accrued and unpaid interest as of March 31, 2008) owed under the promissory notes with Jenadosa and Viking.  If we are unable to generate a sufficient amount of net income to provide us enough funds to repay the notes prior to June 30, 2008, July 31, 2008, and/or December 31, 2008, respectively, we may be forced to raise additional funds through the sale of equity or debt securities, and/or issue shares of common stock to Jenadosa or Viking in consideration for the amounts owed, either of which could cause substantial dilution to our existing shareholders. Additionally, if Jenadosa requires us to pay default interest on the note which was due March 31, 2008, but which has not been paid to date, and which we are therefore in default of, we could be forced to raise additional funding and/or curtail or abandon our business operations.  As a result, if we fail to generate sufficient net income to repay our outstanding promissory notes with Jenadosa and our notes with Viking, the value of our securities, if any, could decline in value or become worthless.

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

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT AS TO WHETHER OUR COMPANY CAN CONTINUE AS A GOING CONCERN.

We have generated only limited revenues since our inception and have incurred substantial losses. We had negative working capital of $216,428, and a total accumulated deficit of $607,200 as of March 31, 2008.  As such, our auditors have expressed substantial doubt as to whether our Company can continue as a going concern, particularly in the event that we cannot generate sufficient cash flow to conduct our operations and/or obtain additional sources of capital and financing.

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

Moving forward, we anticipate incurring significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, for our Annual Report on Form 10-KSB for the year ended December 31, 2007, we were required to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.  For fiscal year 2009, Section 404 will require us to obtain a report from our independent registered public accounting firm attesting to the assessment made by management.  Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

IF WE ARE LATE IN FILING OUR QUARTERLY OR ANNUAL REPORTS WITH THE SEC, WE MAY BE DE-LISTED FROM THE OVER-THE-COUNTER BULLETIN BOARD.

On or about June 6, 2007, our common stock was approved for trading on the Over-The-Counter Bulletin Board (“OTCBB”) under they symbol “NNOH.” Pursuant to OTCBB rules relating to the timely filing of periodic reports with the SEC, any OTCBB issuer which fails to file a periodic report (Form 10-Q's or 10-K's) by the due date of such report (notwithstanding any extension granted to the issuer by the filing of a Form 12b-25), three (3) times during any twenty-four (24) month period is automatically de-listed from the OTCBB. Such removed issuer would not be re-eligible to be listed on the OTCBB for a period of one-year, during which time any subsequent late filing would reset the one-year period of de-listing. If we are late in our filings three times in any twenty-four (24) month period and are de-listed from the OTCBB, our securities may become worthless and we may be forced to curtail or abandon our business plan.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

(a) EXHIBITS

Exhibit No.	Description

3.1(1)	Certificate of Incorporation of Nano Holdings International, Inc.

3.2(1)	Bylaws of Nano Holdings International, Inc.

10.1(1)	Exchange Agreement between Nano Holdings International, Inc. and Sunshine Group LLC

10.2(1)	$50,000 Promissory Note with Jenadosa Holdings Limited (11/20/05)

10.3(1)	$50,000 Promissory Note with Jenadosa Holdings Limited (2/14/06)

10.4(2)	$5,000 Promissory Note with Jenadosa Holdings Limited (8/21/06)

10.5(3)	$7,000 Promissory Note with Jenadosa Holdings Limited (9/20/06)

10.6(3)	$15,000 Promissory Note with Jenadosa Holdings Limited (10/13/06)

10.7(2)	Trademark Licensing Agreement

10.8(4)	$10,000 Promissory Note with Jenadosa Holdings Limited (1/15/07)

10.9(5)	$10,000 Promissory Note with Jenadosa Holdings Limited (04/04/07)

10.10(5)	$7,5000 Promissory Note with Jenadosa Holdings Limited (04/24/07)

10.11(6)	First Amendment Agreement to Promissory Notes with Jenadosa

10.12(7)	$30,000 Promissory Note with Viking Investment Group II, Inc. (11/01/07)

10.13(8)	Promissory Note with Viking Investment Group II, Inc.

21(4)	List of the Subsidiaries of Nano Holdings International, Inc.

31*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(8) Filed as an exhibit to our Form 10-KSB Annual Report, filed with the Commission on April 7, 2008, and incorporated herein by reference.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NANO HOLDINGS INTERNATIONAL, INC.

DATED: May 15, 2008	By: /s/ David Rector
David Rector
Chief Executive Officer