Form 10KSB/A
period 2007-12-31
Nano Holdings International, Inc.
filed 2008-08-08
CIK 1369203

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

The Registrant is filing this Amendment No. 1 to its Form 10-KSB for the fiscal year ended December 31, 2007, to include the results of the Registrant’s assessment of internal control over financial reporting under “Item 8A. Controls and Procedures,” below, as of December 31, 2007, which information was not included in the Registrant’s original Form 10-KSB filing as the Registrant had not yet completed such assessment at that time. Other than the section entitled “Item 8A. Controls and Procedures”, all of the other sections of this Form 10-KSB/A remain the same as originally filed by the Registrant on April 7, 2008, and investors should review the Registrant's most recent periodic and current report filings for updated information on the operations and financial condition of the Registrant.

TABLE OF CONTENTS

PART I

PART I

FORWARD-LOOKING STATEMENTS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-KSB/A , UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2007. AS USED HEREIN, THE "COMPANY," "NANO," "WE," "US," "OUR" AND WORDS OF SIMILAR MEANING REFER TO NANO HOLDINGS INTERNATIONAL, INC. AND ITS WHOLLY OWNED FLORIDA SUBSIDIARY, SUNSHINE GROUP, LLC.

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

RISK FACTORS

You should carefully consider the following risk factors and other information in this annual report on Form 10-KSB/A before deciding to become a holder of our Common Stock. If any of the following risks actually occur, our business and financial results could be negatively affected to a significant extent.

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

Moving forward, we anticipate incurring significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, for this Annual Report on Form 10-KSB/A , we were required to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.  For fiscal year 2009, Section 404 will require us to obtain a report from our independent registered public accounting firm attesting to the assessment made by management.  Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES.

Managements Report on Internal Control Over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework   Based on our assessment we believe that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission

As of  the  end of  the  period  covered  by  this  report (December 31, 2007),  we  carried  out an evaluation,  under the  supervision  and with the  participation  of management, including our Chief Executive Officer and Chief Financial Officer of  the  effectiveness  of the  design  and operation  of our  disclosure  controls  and  procedures  as  defined  in  Rules 13a-15(e) and 15d-15(e) of the Securities  Exchange Act of 1934, as amended  (the “Exchange Act”). Based upon that evaluation, our  Chief  Executive  Officer  and  Principal  Financial  Officer concluded that our disclosure controls and procedures are effective to cause the material  information required to be disclosed by us in the reports that we file or submit  under the  Exchange Act to be  recorded,  processed,  summarized  and reported within the time periods specified in the SEC's rules and forms.

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

(8) Filed as an exhibit to our Form 10-KSB, filed with the Commission on April 7, 2008, and incorporated herein by reference.

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
August 8, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David Rector	Chief Executive Officer,	August 8, 2008
David Rector	President, Chief Financial Officer
(Principal Accounting Officer),
Treasurer, Secretary and Director

Exhibit Index:

Exhibit No.	Description

3.1(1)	Certificate of Incorporation of Nano Holdings International, Inc.

3.2(1)	Bylaws of Nano Holdings International, Inc.

10.1(1)	Exchange Agreement between Nano Holdings International, Inc. and Sunshine Group LLC

10.2(1)	$50,000 Promissory Note with Jenadosa Holdings Limited (11/20/05)

10.3(1)	$50,000 Promissory Note with Jenadosa Holdings Limited (2/14/06)

10.4(2)	$5,000 Promissory Note with Jenadosa Holdings Limited (8/21/06)

10.5(3)	$7,000 Promissory Note with Jenadosa Holdings Limited (9/20/06)

10.6(3)	$15,000 Promissory Note with Jenadosa Holdings Limited (10/13/06)

10.7(2)	Trademark Licensing Agreement

10.8(4)	$10,000 Promissory Note with Jenadosa Holdings Limited (1/15/07)

10.9(5)	$10,000 Promissory Note with Jenadosa Holdings Limited (04/04/07)

10.10(5)	$7,5000 Promissory Note with Jenadosa Holdings Limited (04/24/07)

10.11(6)	First Amendment Agreement to Promissory Notes with Jenadosa

10.12(7)	$30,000 Promissory Note with Viking Investment Group II, Inc. (11/01/07)

10.13(8)	Promissory Note with Viking Investment Group II, Inc.

21(4)	List of the Subsidiaries of Nano Holdings International, Inc.

31*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(8) Filed as an exhibit to our Form 10-KSB, filed with the Commission on April 7, 2008, and incorporated herein by reference.