Form 10-Q
period 2008-06-30
Nano Holdings International, Inc.
filed 2008-08-13
CIK 1369203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of August 1, 2008, there were 7,030,000 shares of the Issuer's common stock outstanding.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NANO HOLDINGS INTERNATIONAL, INC.

FINANCIAL STATEMENTS

June 30, 2008 and December 31, 2007

NANO HOLDINGS INTERNATIONAL, INC.
Consolidated Balance Sheets

ASSETS

	June 30,	December 31,
	2008	2007
	(unaudited)
CURRENT ASSETS

Cash	$4,157	$25,326
Accounts receivable, net	6,445	10,103

Total Current Assets	10,602	35,429

PROPERTY AND EQUIPMENT, net	3,292	2,496

OTHER ASSETS

Trademark	275	275
Deposits	728	728

Total Other Assets	1,003	1,003

TOTAL ASSETS	$14,897	$38,928

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$21,395	$9,647
Notes payable and accrued interest	242,408	231,792

Total Current Liabilities	263,803	241,439

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock:$0.001 par value, 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock:$0.001 par value, 75,000,000 shares
authorized; 7,030,000 shares issued and outstanding	7,030	7,030
Additional paid-in capital	416,291	357,791
Deficit accumulated during the development stage	(672,227)	(567,332)

Total Stockholders' Equity (Deficit)	(248,906)	(202,511)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$14,897	$38,928

The accompanying notes are an integral part of these financial statements.

NANO HOLDINGS INTERNATIONAL, INC.
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

REVENUES	$51,779	$32,247	$99,227	$64,913
COST OF GOODS SOLD	34,086	5,253	56,234	39,074
GROSS MARGIN	17,693	26,994	42,993	25,839

EXPENSES

General and administrative	74,869	43,879	138,038	102,670

Total Expenses	74,869	43,879	138,038	102,670

INCOME (LOSS) FROM OPERATIONS	(57,176)	(16,885)	(95,045)	(76,831)

OTHER EXPENSES

Interest expense	(7,851)	(3,675)	(9,850)	(7,100)

NET LOSS BEFORE TAXES	(65,027)	(20,560)	(104,895)	(83,931)

Income taxes	-	-	-	-

NET LOSS	$(65,027)	$(20,560)	$(104,895)	$(83,931)

BASIC LOSS PER SHARE	$(0.01)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	7,030,000	7,030,000	7,030,000	7,030,000

The accompanying notes are an integral part of these financial statements

NANO HOLDINGS INTERNATIONAL, INC.
Consolidated Statements of Stockholders' Equity (Deficit)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Development	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance, December 31, 2006	7,030,000	$7,030	$240,791	$(371,589)	$(123,768)

Services contributed by an
officer and shareholder	-	-	117,000	-	117,000

Net loss for the year ended
December 31, 2007	-	-	-	(195,743)	(195,743)

Balance, December 31, 2007	7,030,000	7,030	357,791	(567,332)	(202,511)

Contributed capital (unaudited)	-	-	58,500	-	58,500

Net loss for the six months
ended June 30, 2008 (unaudited)	-	-	-	(104,895)	(104,895)

Balance, June 30,
2008 (unaudited)	7,030,000	$7,030	$416,291	$(672,227)	$(248,906)

The accompanying notes are an integral part of these financial statements.

NANO HOLDINGS INTERNATIONAL, INC.
Consolidated Statements of Cash Flows
(unaudited)
	For the Six Months Ended
	June 30,
	2008	2007

CASH FLOWS FROM
OPERATING ACTIVITIES

Net loss	$(104,895)	$(83,931)
Adjustments to Reconcile Net Loss to Net Cash
Used by Operating Activities:
Depreciation and amortization	400	399
Contributed services	58,500	58,500
Changes in Operating Assets and Liabilities:
(Increase) decrease in receivables	3,658	(13,637)
Increase (decrease) in accrued interest payable	4,192	7,100
Increase (decrease) in accounts payable	11,748	5,997

Net Cash Used by
Operating Activities	(26,397)	(25,572)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of fixed assets	(1,196)	-

Net Cash Used by
Investing Activities	(1,196)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable	6,424	27,500

Net Cash Provided by
Financing Activities	6,424	27,500

NET DECREASE IN CASH	(21,169)	1,928

CASH AT BEGINNING OF PERIOD	25,326	7,458

CASH AT END OF PERIOD	$4,157	$9,386

SUPPLEMENTAL DISCLOSURES OF

CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

NANO HOLDINGS INTERNATIONAL, INC.
Notes to Consolidated Financial Statements
June 30, 2008 and December 31, 2007

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction  with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements.  The results of operations for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

CERTAIN STATEMENTS IN THIS QUARTERLY REPORT ON FORM 10-Q (THIS "FORM 10-Q"), CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1934, AS AMENDED, AND THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (COLLECTIVELY, THE "REFORM ACT"). CERTAIN, BUT NOT NECESSARILY ALL, OF SUCH FORWARD-LOOKING STATEMENTS CAN BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES", "EXPECTS", "MAY", "SHOULD", OR "ANTICIPATES", OR THE NEGATIVE THEREOF OR OTHER VARIATIONS THEREON OR COMPARABLE TERMINOLOGY, OR BY DISCUSSIONS OF STRATEGY THAT INVOLVE RISKS AND UNCERTAINTIES. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE THE ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS OF NANO HOLDINGS INTERNATIONAL, INC. ("THE COMPANY", "WE", "US" OR "OUR") TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-Q, UNLESS ANOTHER DATE IS STATED, ARE TO JUNE 30, 2008.

HISTORY

We were incorporated as Nano Holdings International, Inc. in Delaware on April 16, 2004. We have 85,000,000 shares of stock authorized, representing 75,000,000 shares of common stock, $0.001 par value and 10,000,000 shares of preferred stock, $0.001 par value.

On December 15, 2005, we entered into a Share Exchange Agreement with Sunshine Group, LLC, a Florida limited liability company (“Sunshine”), whereby we exchanged 3,500,000 newly issued shares of our restricted common stock for 100% of the outstanding membership units of Sunshine. The acquisition of Sunshine was an arms length transaction, with the exchange rate of the exchange determined by the mutual agreement of us and Sunshine based on the estimated value of Sunshine. Since that time, Sunshine has been our wholly owned subsidiary. We run all of our operations through Sunshine, and unless otherwise stated, all references to Nano Holdings International, Inc., the “Company,” “we,” “us,” or words of similar meaning used herein include the operations of Sunshine.

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

o
Various other bar supplies - We also sell various other bar and drinking supplies, including various other shot glasses, instruments for injecting and squirting our gelatin shots into individuals’ mouths, serving trays and receptacles, flavored sugars, and cocktail stirrers.

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

We may choose to expand our distribution channels in the future to cover all of the states above with which we only have partial distribution and/or expand to other states, however; we are able to sell all of our products to the entire country though our website and have no such plans for expansion in the United States. We currently have plans, funding permitting, to expand distribution to various locations in Puerto Rico, the Bahamas and Trinidad and begin distribution in Mexico and Switzerland, in the next six (6) to twelve (12) months.  We are also currently in preliminary discussions with a distributor in Germany.  We have found international expansion harder than anticipated due to freight costs and additional security concerns, but are still working to expand our distribution internationally.

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

Patents, Trademarks And Licenses

The President of Sunshine, Marion R. "Butch" Barnes, holds a registered trademark for the term "Shotski's," serial number 76419327, registration number 2877880, which he licenses to us free of charge. In September 2006, we entered into a Trademark Licensing Agreement with Mr. Barnes in connection with our use of the "Shotski's" trademark. Pursuant to the licensing agreement, Mr. Barnes agreed to provide us a one (1) year non-revocable license to use of the trademark, which license shall automatically renew for additional one (1) year terms unless either party terminates the licensing agreement at least sixty, but not more than ninety days prior to the end of the then current term of the agreement. In September 2007 and 2008, the licensing agreement renewed automatically for additional one (1) year terms.  We have no reason to believe that Mr. Barnes will not continue to license us the use of the "Shotski's" trademark indefinitely.

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

Material Events

On August 1, 2007, with an effective date of July 31, 2007, we entered into a First Amendment Agreement to Promissory Notes with Jenadosa Holdings Limited (“Jenadosa” and the “First Amendment”).  Pursuant to the terms of the First Amendment, Jenadosa agreed to extend the due date of $127,000 in promissory notes (along with any accrued and unpaid interest thereon) which they had previously granted us in 2006, from July 31, 2007 to July 31, 2008; and to waive any event of default which may have occurred due to our failure to repay such notes on the original due date, July 31, 2007, as well as any default interest which may have otherwise been accrued thereunder.  The Company, however, was unable to make payment of the notes by the July 31, 2008 due date.  As of the filing of this report the entire balance of these notes is still outstanding, and the Company is currently in discussions with Jenadosa regarding an extension of the due dates of the notes, of which there can be no assurance.

On October 29, 2007, the Company paid $15,000 to a shareholder, James Lundeen, Jr., to rescind his original June 2005 investment of $15,000 for a 10% interest in Sunshine, which was then converted into 350,000 shares of the Company’s common stock in connection with the Share Exchange Agreement described above.  While the Company has paid the $15,000 to date in exchange for Mr. Lundeen’s executed stock power for the 350,000 shares, in connection with the rescission of his original investment in Sunshine the shares are still outstanding and have been included in the number of issued and outstanding shares disclosed through this report, as even though the holder of the shares and the Company have agreed to cancel such shares, the shares have not been officially cancelled to date.  There was no written agreement entered into in connection with the payment of the funds to Mr. Lundeen and/or his promise to rescind his original investment in Sunshine, but both parties have verbally agreed on the terms.

On November 1, 2007, we entered into a loan agreement with Viking Investment Group II, Inc. (“Viking”).  Pursuant to the loan agreement, we received $30,000 and entered into a promissory note which bears interest at the rate of 10% per year and is due and payable on December 31, 2008.

On January 16, 2008, we borrowed $6,324 from Viking, which was evidenced by a Promissory Note.    The note bears interest at the rate of 10% per year and is due and payable on December 31, 2008.

PLAN OF OPERATIONS

We have historically been funded solely by our shareholders and from loans from Jenadosa Holdings, Ltd. and Viking Investment Group II, Inc., and believe we can continue operations for at least the next three months with the funds we receive through sales of our products, and the $4,157 of cash on hand we had as of June 30, 2008.  We also believe that we are close to generating sufficient revenues to pay our ongoing liabilities; however we can provide no assurances that we will not continue to generate net losses.  In addition to our ongoing working capital needs, we do not currently have sufficient funds to repay the $242,408 of notes payable plus accrued interest which were payable to Jenadosa and Viking as of June 30, 2008, which, could cause us to default on that payment and could force us to curtail or abandon our business operations to pay such debts. We plan to work to increase our sales in the future, by starting a mail, fax and email marketing program, and by utilizing and building upon the interest we generate for our products at trade shows.

We believe we may require up to $250,000 in the next twelve months to expand our operations, purchase a printing machine (which we believe would allow us to increase the volume of our sales), pay the travel expenses associated with attending trade shows, and purchase additional inventory and magazine ads. This amount does not include the repayment of $242,408 of notes plus accrued interest due to Jenadosa and Viking as of June 30, 2008, which we do not currently have sufficient funds to repay. We do not currently have any commitments for this funding.

We are currently actively recruiting new distributors to expand our sales coverage for our product lines. Distributors can be regional, serving multiple states, within a state or distribute in or around a large city. We have found that getting the attention of a larger distributor with a new product line can be difficult and have found that we are more successful in recruiting multiple smaller distributors with limited coverage areas to date. However, because of this, we currently believe that there are many open areas within the states that we distribute our products to that are not serviced by the smaller distributors which we distribute our products through. To provide coverage to these areas, we conduct direct email marketing campaigns in an effort to attract customers and service such customers directly through our website. This two-pronged approach of recruiting regional distributors and directly marketing our products to individual customers will be the primary sales and marketing strategy for us for the next several years.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2007

We had product sales of $51,779 for the three months ended June 30, 2008, compared to product sales of $32,247 for the three months ended June 30, 2007, an increase in product sales of $19,532 or 60.6% from the prior period. The increase in product sales was due to an increase in available inventory and our introduction of new products during the three months ended June 30, 2008 compared to the three months ended June 30, 2007, which in turn led to additional sales and increased revenues.

We had cost of goods sold of $34,086 for the three months ended June 30, 2008, compared to cost of goods sold of $5,253 for the three months ended June 30, 2007, an increase in cost of good sold of $28,833 or 549% from the prior period.  The increase in cost of goods sold was a direct result of the increase in product sales and increases in the prices we pay for our ingredients in connection with rising prices for all food products during the three months ended June 30, 2008 compared to the three months ended June 30, 2007.

We had a gross profit of $17,693 for the three months ended June 30, 2008, compared to a gross profit of $26,994 for the three months ended June 30, 2007, a decrease in gross profit of $9,301 or 34.5% from the prior period. Our gross profit was 34.2% of sales for the three months ended June 30, 2008, compared to gross profit being 83.7% of sales for the three months ended June 30, 2007, a 59.1% decrease in gross profit as a percentage of sales.  The decrease in gross profit, as well as the decrease in gross profit as a percentage of sales for the three months ended June 30, 2008, compared to the three months ended June 30, 2007, were a direct result of decreased revenues and increased costs of goods sold in connection with rising ingredient prices and additional shipping fees we paid in connection with our increased sales for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.

We had total expenses, consisting solely of general and administrative expenses of $74,869 for the three months ended June 30, 2008, compared to total expenses consisting solely of general and administrative expenses of $43,879 for the three months ended June 30, 2007, an increase in general and administrative expenses of $30,990 or 70.6% from the prior year. The increase in general and administrative expenses was mainly caused by additional tradeshow costs and the fact that we employed additional part-time employees during the three months ended June 30, 2008, compared to the three months ended June 30, 2007.

We had a loss from operations of $57,176 for the three months ended June 30, 2008, compared to a loss from operations of $16,885 for the three months ended June 30, 2007, an increase in loss from operations of $40,291 or 239% from the prior year.  This increase in loss from operations was mainly caused by the decrease in gross profit and the increase in general and administrative expenses as described above.

We had $7,851 of other expenses, consisting solely of interest expense for the three months ended June 30, 2008, compared to other expenses consisting of interest expense of $3,675 for the three months ended June 30, 2007, an increase in interest expense of $4,176 or 114% from the prior period. Interest expense for the three months ended June 30, 2008 was in connection with the Jenadosa Notes and the Viking Note (both of which are described in greater detail and defined below).

We had a net loss of $65,027 for the three months ended June 30, 2008, compared to a net loss of $20,560 for the three months ended June 30, 2007, an increase in net loss of $44,467 or 216% from the prior period.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2008 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2007

We had product sales of $99,227 for the six months ended June 30, 2008, compared to product sales of $64,913 for the six months ended June 30, 2007, an increase in product sales of $34,314 or 52.9% from the prior period. The increase in product sales was due to an increase in available inventory and our introduction of new products during the six months ended June 30, 2008 compared to the six months ended June 30, 2007, which in turn led to additional sales and increased revenues.

We had cost of goods sold of $56,234 for the six months ended June 30, 2008, compared to cost of goods sold of $39,074 for the six months ended June 30, 2007, an increase in cost of good sold of $17,160 or 43.9%.  The increase in cost of goods sold was a direct result of the increase in product sales and increases in the prices we pay for our ingredients in connection with rising prices for all food products and additional shipping fees we paid in connection with our increased sales during the six months ended June 30, 2008 compared to the six months ended June 30, 2007.

We had a gross profit of $42,993 for the six months ended June 30, 2008, compared to gross profit of $25,839 for the six months ended June 30, 2007, an increase in gross profit of $17,154 from the prior period. Our gross profit was 43.3% of sales for the six months ended June 30, 2008, compared to gross profit being 39.8% for the six months ended June 30, 2007, a 8.8% increase in gross profit as a percentage of sales.  The increase in gross profit, as well as the increase in gross profit as a percentage of sales for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, was a direct result of decreased revenues and increased costs of goods sold in connection with rising ingredient prices for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.

We had total expenses, consisting solely of general and administrative expenses of $138,038 for the six months ended June 30, 2008, compared to total expenses consisting solely of general and administrative expenses of $102,670 for the six months ended June 30, 2007, an increase in general and administrative expenses of $35,368 or 34.4% from the prior period. The increase in general and administrative expenses was mainly caused by additional tradeshow costs and the fact that we employed additional part-time employees during the six months ended June 30, 2008, compared to the six months ended June 30, 2007.

We had a loss from operations of $95,045 for the six months ended June 30, 2008, compared to a loss from operations of $76,831 for the six months ended June 30, 2007, an increase in loss from operations of $18,214 or 23.7% from the prior year.  This increase in loss from operations was mainly caused by the increase in general and administrative expenses offset by the increase in gross profit, as described above.

We had $9,850 of other expenses, consisting solely of interest expense for the six months ended June 30, 2008, compared to other expenses consisting of interest expense of $7,100 for the six months ended June 30, 2007, an increase in interest expense of $2,750 or 38.7% from the prior period. Interest expense for the six months ended June 30, 2008 was in connection with the Jenadosa Notes and the Viking Note (both of which are described in greater detail and defined below).

We had a net loss of $104,895 for the six months ended June 30, 2008, compared to a net loss of $83,931 for the six months ended June 30, 2007, an increase in net loss of $20,964 or 25.0% from the prior period.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $14,897 as of June 30, 2008, which included current assets of $10,602, consisting of cash on hand of $4,157 and net accounts receivable of $6,445; property and equipment, net of depreciation of $3,292, trademark of $275, consisting of the trademark “Shotski’s” licensed to us from Mr. Barnes pursuant to the Trademark Licensing Agreement described above, and deposits of $728.

We had total liabilities of $263,803 as of June 30, 2008, consisting solely of current liabilities, including accounts payable and accrued expenses of $21,395, and notes payable and accrued interest of $242,408 in connection with the notes payable to Jenadosa Holdings Limited and Viking Investment Group II, Inc., described below.

We received two $50,000 loans, one $5,000 loan, one $7,000 loan and one $15,000 loan from a third party, Jenadosa Holdings Limited ("Jenadosa"), during the years ended December 31, 2005 and 2006, and entered into promissory notes which evidence the loans, which notes bear interest at the rate of 10% per year until paid. We received $50,000 in connection with one promissory note on November 20, 2005, $50,000 in connection with another promissory note on February 14, 2006, $5,000 in connection with a third promissory note on August 21, 2006, $7,000 in connection with a fourth note on September 20, 2006, and $15,000 in connection with a fifth note on October 13, 2006 (collectively the “2005 and 2006 Notes”). The Notes were all payable on July 31, 2007, together with any accrued and unpaid interest, but were later extended until July 31, 2008, pursuant to the First Amendment Agreement to Promissory Notes, described above. Any amounts not paid on the Notes when due bear interest at the rate of 15% per annum until paid.  The 2005 and 2006 Notes have not been repaid or extended to date.  However, Jenadosa has not sent us notice of an event of default on these notes and we have been in discussions with Jenadosa regarding an extension of the due date of such Notes.

On January 15, 2007, we received an additional $10,000 loan from Jenadosa and entered into an additional promissory note with Jenadosa to evidence the loan, which bears interest at 10% per annum and was due and payable on March 31, 2008 (the “January 2007 Note”).  On April 4, 2007, and April 24, 2007, respectively, we received a $10,000 and a $7,500 loan from Jenadosa and entered into Promissory Notes with Jenadosa to evidence such loans, which are due and payable on June 30, 2008 (the “April 2007 Notes,” and collectively with the 2005 and 2006 Notes and the January 2007 Note, the “Notes” or the “Jenadosa Notes”).  The January 2007 Notes and the April 2007 have not been repaid or extended to date.  However, Jenadosa has not sent us notice of an event of default on these notes and has been in discussions with us regarding an extension of the due dates.

In addition to loans received from Jenadosa, we also entered into a loan agreement with Viking Investment Group II, Inc. on November 1, 2007.  Pursuant to the loan agreement, we received $30,000 and entered into a promissory note which bears interest at the rate of 10% per year until paid (the “Viking Note”).  Additionally, on January 16, 2008, we borrowed $6,324 from Viking, which was evidenced by a Promissory Note.    The note bears interest at the rate of 10% per year and is due and payable on December 31, 2008.

We also received a loan of $100 from our Director and Chief Executive Officer, David Rector during the three months ended June 30, 2008, and an additional loan of $100 subsequent to the three months ended June 30, 2008.

We had negative working capital of $253,201, and total accumulated deficit of $672,227 as of June 30, 2008.

We had $26,397 of net cash used by operating activities for the six months ended June 30, 2008, which mainly consisted of $104,895 of net loss, offset by a $11,748 increase in accounts payable and $58,500 of contributed services to us by our Chief Executive Officer, David Rector and the President of Sunshine, Marion "Butch" Barnes, neither of which we pay a salary.

We had $1,196 of net cash used by investing activities for the six months ended June 30, 2008, which was due solely to the purchase of fixed assets.

We had $6,424 of net cash provided by financing activities for the three months ended June 30, 2008, which was due to proceeds from the sale of notes payable in connection with the January 16, 2008 loan from Viking and the $100 loan from our Director and Chief Executive Officer David Rector, described above.

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

ITEM 4T. CONTROLS AND PROCEDURES

(a)           Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), has concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)           Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

Our business and the value of our common stock are subject to the following Risk Factors:

WE MAY NOT BE ABLE TO CONTINUE OUR BUSINESS PLAN WITHOUT ADDITIONAL FINANCING.

We depend to a great degree on the ability to attract external financing in order to conduct our business activities and in order that we have sufficient cash on hand to expand our operations. We have historically been funded solely by our shareholders and through loans received from Jenadosa Holdings, Ltd. and Viking Investment Group II, Inc. and we believe that our business has attained a cash flow sustainable base of operations that should continue onward at very slow growth curve with the funds we receive through sales of our products and the $4,157 of cash on hand we had as of June 30, 2008. We anticipate, however, the need for approximately $250,000 in the next twelve months to expand our operations (as described above under “Plan of Operations”), not including approximately $242,408 (including accrued and unpaid interest) on the amounts loaned to us by Jenadosa and Viking which were due as of June 30, 2008, which we do not currently have any commitments from any related or third parties to provide. If we are unable to generate sufficient revenues to support our operations and/or fail to raise additional funds after the three months which we currently believe we will be able to continue our operations, and/or if we are unable to raise sufficient capital to increase our sales, we may be forced to abandon our current business plan. If you invest in us and we are unable to raise the required funds, your investment could become worthless.

AS OF JUNE 30, 2008, WE REQUIRED APPROXIMATELY $242,408, INCLUDING ACCRUED AND UNPAID INTEREST TO REPAY AMOUNTS WE OWE UNDER OUTSTANDING NOTES PAYABLE, WHICH NOTES PAYABLE ARE DUE AND WHICH FUNDS WE DO NOT CURRENTLY HAVE.

Jenadosa Holding Limited ("Jenadosa"), loaned us a total of $127,000 during 2006, which was due and payable on July 31, 2008, pursuant to the First Amendment, but which amount has not been paid to date; as well as $10,000 in January 2007, which was due and payable on March 31, 2008, but which amount has not been paid to date; and $17,500 in April 2007, which was due and payable on June 30, 2008, but which amount has not been paid to date.  Further, Viking Investment Group II, Inc. (“Viking”) loaned us $30,000 on November 1, 2007, which is due and payable on December 31, 2008 and $6,324 in January 2008, which is due and payable on December 31, 2008.  All of these promissory notes bear interest at the rate of 10% per annum until paid, and we do not currently have sufficient cash on hand to repay the $242,408 (including accrued and unpaid interest as of June 30, 2008) owed under the promissory notes with Jenadosa and Viking.  All of the Jenadosa notes are past due and have not been repaid or extended to date.  However, Jenadosa has not sent us notice of an event of default on these notes and has been in discussions with us regarding an extension of the due dates of such notes, and as such the Company does not currently believe that an Event of Default has occurred under such notes.  However, there are no assurances that we will come to an agreement with Jenadosa to further extend any of the due dates of the notes and/or whether Jenadosa will require us to immediately pay any and all amounts outstanding under the notes in the future.  If we are unable to generate a sufficient amount of net income to provide us enough funds to repay the past due Jenadosa notes, as well as the Viking notes, due in December 2008, we may be forced to sell some or substantially all of our assets to repay the notes, or raise additional funds through the sale of equity or debt securities, and/or issue shares of common stock to Jenadosa or Viking in consideration for the amounts owed, either of which could cause substantial dilution to our existing shareholders. Additionally, if Jenadosa requires us to pay default interest on the past due and unpaid notes, we could be forced to raise additional funding and/or curtail or abandon our business operations.  As a result, if we are unable to extend the notes, or we fail to generate sufficient net income to repay our outstanding promissory notes with Jenadosa and our notes with Viking, the value of our securities, if any, could decline in value or become worthless.

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

OUR LARGEST SHAREHOLDER, VIKING INVESTMENT GROUP II, INC. CAN VOTE AN AGGREGATE OF 45.1% OF OUR COMMON STOCK AND WILL EXERCISE SIGNIFICANT CONTROL OVER CORPORATE DECISIONS.

The beneficial owner of our majority shareholder, Viking Investment Group II, Inc. (“Viking”), is Ian Markofsky.  Mr. Markofsky recently passed away, and as such, the executor of his estate is currently in control of Viking.  Viking is our largest shareholder, currently voting 45.1% of our outstanding common stock.  The executor will exercise significant control in determining the outcome of corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Furthermore, the executor may decide to sell Viking’s shareholdings in the Company to other persons, who may decide to change our Board of Directors or corporate organization and plan of operations.  Any investors who purchase shares will be minority shareholders and as such will have little to no say in the direction of the Company and the election of Directors regardless of whether Viking retains their interest in the Company. Investors in the Company should keep in mind that even if you own shares of the Company's common stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions.  Furthermore, investors should be aware that the executor of Mr. Markofsky’s estate may choose to elect new Directors to the Board of Directors of the Company and/or take the Company in a new business direction altogether, and that current shareholders of the Company will have little to no say in such matters as Viking is currently our largest shareholder.

OUR AUDITORS HAVE EXPRESSED SUBSTANTIAL DOUBT AS TO WHETHER OUR COMPANY CAN CONTINUE AS A GOING CONCERN.

We have generated only limited revenues since our inception and have incurred substantial losses. We had negative working capital of $253,201, and a total accumulated deficit of $672,227 as of June 30, 2008.  As such, our auditors have expressed substantial doubt as to whether our Company can continue as a going concern, particularly in the event that we cannot generate sufficient cash flow to conduct our operations and/or obtain additional sources of capital and financing.

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

OUR INTERNET SALES ARE DEPENDENT ON OUR WEBSITES BEING OPERATIONAL.

We have webpages which describe our products and through which customers can purchase our products at http://www.shotskis.com, www.shotskis.sitefly.com, www.shotskisbarsupplies.com (and/or www.bombshots.com), which include information which we do not wish to be included in this report.  Our website sales currently account for approximately 40% of our total sales, with 60% of our total sales coming from distributors.  In the event that our website hosting company is down for maintenance and/or there are problems with our customers and potential customers being able to display our webpage and browse our products, our internet sales could be adversely impacted, which in turn could cause our revenues to decrease and could cause any investment in us to decline in value and/or become worthless.

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

WE FACE A RISK OF A CHANGE IN CONTROL DUE TO THE FACT THAT OUR CURRENT SOLE DIRECTOR DOES NOT OWN A MAJORITY OF OUR OUTSTANDING COMMON STOCK.

Our current Director, David Rector, owns 100,000 shares of our common stock, representing only 1.5% of our outstanding common stock and can therefore not exercise majority voting control over us. As a result, our shareholders who are not officers and Directors of us are able to obtain a majority of voting shares, which would allow such shareholders to choose who serves as our Director(s). Because of this, Mr. Rector may not be reappointed by our shareholders when he is up for re-election and/or may be replaced by another individual or individuals, and such replacement would be outside of Mr. Rector's control. If that were to happen, our new management could affect a change in our business focus and/or curtail or abandon our business operations, which in turn could cause the value of our securities, if any, to decline.

DELAWARE LAW AND OUR CERTIFICATE OF INCORPORATION AUTHORIZE US TO ISSUE SHARES OF STOCK, WHICH SHARES MAY CAUSE SUBSTANTIAL DILUTION TO OUR EXISTING SHAREHOLDERS AND/OR HAVE RIGHTS AND PREFERENCES GREATER THAN THE COMMON STOCK CURRENTLY OUTSTANDING.

Pursuant to our Certificate of Incorporation, we have 75,000,000 shares of common stock and 10,000,000 shares of Preferred Stock authorized. As of the filing of this report, we have 7,300,000 shares of common stock issued and outstanding, which amount includes the 350,000 outstanding shares which the holder of and the Company have agreed to cancel subsequent to the filing of this report, but which shares have not been cancelled to date, and - 0 - shares of Preferred Stock issued and outstanding. As a result, our Board of Directors has the ability to issue a large number of additional shares of common stock without shareholder approval, which if issued could cause substantial dilution to our then shareholders. Additionally, shares of Preferred Stock may be issued by our Board of Directors without shareholder approval with voting powers, and such preferences and relative, participating, optional or other special rights and powers as determined by our Board of Directors, which may be greater than the shares of common stock currently outstanding. As a result, shares of Preferred Stock may be issued by our Board of Directors which cause the holders to have super majority voting power over our shares, provide the holders of the Preferred Stock the right to convert the shares of Preferred Stock they hold into shares of our common stock, which may cause substantial dilution to our then common stock shareholders and/or have other rights and preferences greater than those of our common stock shareholders. Investors should keep in mind that the Board of Directors has the authority to issue additional shares of common stock and Preferred Stock, which could cause substantial dilution to our existing shareholders. Additionally, the dilutive effect of any Preferred Stock, which we may issue may be exacerbated given the fact that such Preferred Stock may have super majority voting rights and/or other rights or preferences which could provide the preferred shareholders with voting control over us and/or give those holders the power to prevent or cause a change in control. As a result, the issuance of shares of common stock and/or Preferred Stock, may cause the value of our securities to decrease and/or become worthless.

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

NANO HOLDINGS INTERNATIONAL, INC.

DATED: August 13, 2008	By: /s/ David Rector
David Rector
Chief Executive Officer