Form 10KSB/A
period 2007-12-31
Nano Holdings International, Inc.
filed 2008-09-12
CIK 1369203

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
Amendment No. 2

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

The Registrant is filing this Amendment No. 2 to its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, to correct the results of the Registrant’s assessment of its disclosure controls and procedures under “Item 8A. Controls and Procedures,” below, as of December 31, 2007.  The Registrant originally reported that its disclosure controls and procedures were effective as of December 31, 2007; however, due to the fact that the Registrant did not conduct and/or include a “Management’s Report on Internal Control Over Financial Reporting” in its original Annual Report filing on Form 10-KSB, the Registrant now believes that its disclosure controls and procedures were not effective as of December 31, 2007, and the revised “Item 8A. Controls and Procedures,” below reflects such change.  Other than the section entitled “Item 8A. Controls and Procedures”, all of the other sections of this Form 10-KSB/A remain the same as originally filed by the Registrant on April 7, 2008, and investors should review the Registrant's most recent periodic and current report filings for updated information on the operations and financial condition of the Registrant.

TABLE OF CONTENTS

PART I

PART I

FORWARD-LOOKING STATEMENTS

ALL STATEMENTS IN THIS DISCUSSION THAT ARE NOT HISTORICAL ARE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. STATEMENTS PRECEDED BY, FOLLOWED BY OR THAT OTHERWISE INCLUDE THE WORDS "BELIEVES", "EXPECTS", "ANTICIPATES", "INTENDS", "PROJECTS", "ESTIMATES", "PLANS", "MAY INCREASE", "MAY FLUCTUATE" AND SIMILAR EXPRESSIONS OR FUTURE OR CONDITIONAL VERBS SUCH AS "SHOULD", "WOULD", "MAY" AND "COULD" ARE GENERALLY FORWARD-LOOKING IN NATURE AND NOT HISTORICAL FACTS. THESE FORWARD-LOOKING STATEMENTS WERE BASED ON VARIOUS FACTORS AND WERE DERIVED UTILIZING NUMEROUS IMPORTANT ASSUMPTIONS AND OTHER IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE IN THE FORWARD-LOOKING STATEMENTS. FORWARD-LOOKING STATEMENTS INCLUDE THE INFORMATION CONCERNING OUR FUTURE FINANCIAL PERFORMANCE, BUSINESS STRATEGY, PROJECTED PLANS AND OBJECTIVES. THESE FACTORS INCLUDE, AMONG OTHERS, THE FACTORS SET FORTH BELOW UNDER THE HEADING "RISK FACTORS." ALTHOUGH WE BELIEVE THAT THE EXPECTATIONS REFLECTED IN THE FORWARD-LOOKING STATEMENTS ARE REASONABLE, WE CANNOT GUARANTEE FUTURE RESULTS, LEVELS OF ACTIVITY, PERFORMANCE OR ACHIEVEMENTS. MOST OF THESE FACTORS ARE DIFFICULT TO PREDICT ACCURATELY AND ARE GENERALLY BEYOND OUR CONTROL. WE ARE UNDER NO OBLIGATION TO PUBLICLY UPDATE ANY OF THE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF OR TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS. REFERENCES IN THIS FORM 10-KSB/A, UNLESS ANOTHER DATE IS STATED, ARE TO DECEMBER 31, 2007. AS USED HEREIN, THE "COMPANY," "NANO," "WE," "US," "OUR" AND WORDS OF SIMILAR MEANING REFER TO NANO HOLDINGS INTERNATIONAL, INC. AND ITS WHOLLY OWNED FLORIDA SUBSIDIARY, SUNSHINE GROUP, LLC.

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

Moving forward, we anticipate incurring significant legal, accounting and other expenses in connection with our status as a fully reporting public company. The Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act") and new rules subsequently implemented by the SEC have imposed various new requirements on public companies, including requiring changes in corporate governance practices. As such, our management and other personnel will need to devote a substantial amount of time to these new compliance initiatives. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, the Sarbanes-Oxley Act requires, among other things, that we maintain effective internal controls for financial reporting and disclosure of controls and procedures. In particular, for this Annual Report on Form 10-KSB/A, we were required to perform system and process evaluation and testing of our internal controls over financial reporting to allow management to report on the effectiveness of our internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act.  For fiscal year 2009, Section 404 will require us to obtain a report from our independent registered public accounting firm attesting to the assessment made by management.  Our testing, or the subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identifies deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses, the market price of our stock could decline, and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission

As of  the  end of  the  period  covered  by  this  report (December 31, 2007),  we  carried  out an evaluation,  under the  supervision  and with the  participation  of management, including our Chief Executive Officer and Chief Financial Officer of  the  effectiveness  of the  design  and operation  of our  disclosure  controls  and  procedures  as  defined  in  Rules 13a-15(e) and 15d-15(e) of the Securities  Exchange Act of 1934, as amended  (the “Exchange Act”). Based upon that evaluation, our  Chief  Executive  Officer  and  Principal  Financial  Officer concluded that our disclosure controls and procedures were not effective to cause the material  information required to be disclosed by us in the reports that we file or submit  under the  Exchange Act to be  recorded,  processed,  summarized  and reported within the time periods specified in the SEC's rules and forms.

The reason we believe such disclosure controls and procedures were not effective is that the Company failed to include its “Management’s Report on Internal Control Over Financial Reporting,” described above, in its original Annual Report on Form 10-KSB filing, which in of itself constitutes a material weakness in the Company’s disclosure controls and procedures.

The Company plans to allot sufficient time and resources to conduct its management’s review of internal control over financial reporting prior to the end of the fiscal year ended December 31, 2008, and to timely file its “Management’s Report on Internal Control Over Financial Reporting” in its Annual Report on Form 10-K for the year ended December 31, 2008.

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
September 11, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ David Rector	Chief Executive Officer,	September 11, 2008
David Rector	President, Chief Financial Officer
(Principal Accounting Officer),
Treasurer, Secretary and Director

Exhibit Index:

Exhibit No.	Description

3.1(1)	Certificate of Incorporation of Nano Holdings International, Inc.

3.2(1)	Bylaws of Nano Holdings International, Inc.

10.1(1)	Exchange Agreement between Nano Holdings International, Inc. and Sunshine Group LLC

10.2(1)	$50,000 Promissory Note with Jenadosa Holdings Limited (11/20/05)

10.3(1)	$50,000 Promissory Note with Jenadosa Holdings Limited (2/14/06)

10.4(2)	$5,000 Promissory Note with Jenadosa Holdings Limited (8/21/06)

10.5(3)	$7,000 Promissory Note with Jenadosa Holdings Limited (9/20/06)

10.6(3)	$15,000 Promissory Note with Jenadosa Holdings Limited (10/13/06)

10.7(2)	Trademark Licensing Agreement

10.8(4)	$10,000 Promissory Note with Jenadosa Holdings Limited (1/15/07)

10.9(5)	$10,000 Promissory Note with Jenadosa Holdings Limited (04/04/07)

10.10(5)	$7,5000 Promissory Note with Jenadosa Holdings Limited (04/24/07)

10.11(6)	First Amendment Agreement to Promissory Notes with Jenadosa

10.12(7)	$30,000 Promissory Note with Viking Investment Group II, Inc. (11/01/07)

10.13(8)	Promissory Note with Viking Investment Group II, Inc.

21(4)	List of the Subsidiaries of Nano Holdings International, Inc.

31*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Certificate of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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