Form 10-Q
period 2008-09-30
Nevada Gold Holdings, Inc.
filed 2008-11-14
CIK 1369203

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ________________

Commission file number 000-52636

NEVADA GOLD HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	20-3724068
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1640 Terrace Way Walnut Creek, California 94597
(Address of principal executive offices)

(925) 938-0406
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☒

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 12, 2008, there were 3,950,000 shares of the issuer’s common stock, par value $0.001, issued and outstanding.

NEVADA GOLD HOLDINGS, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PAGE

Consolidated Balance Sheets as of September 30, 2008 and
December 31, 2007	4

Consolidated Statements of Operations for the three and nine month periods
ended September 30, 2008 and 2007	5

Consolidated Statements of Cash Flows for the nine month period ended
September 30, 2008 and 2007	6

Notes to Consolidated Financial Statements (Unaudited)	7

NEVADA GOLD HOLDINGS, INC.
(FKA NANO HOLDINGS INTERNATIONAL, INC.)
Consolidated Balance Sheets

ASSETS

	September 30,	December 31,
	2008	2007
	(unaudited)
CURRENT ASSETS

Cash	$33,848	$25,326
Accounts receivable, net	1,605	10,103

Total Current Assets	35,453	35,429

PROPERTY AND EQUIPMENT, net	3,092	2,496

OTHER ASSETS

Trademark	275	275
Deposits	728	728

Total Other Assets	1,003	1,003

TOTAL ASSETS	$39,548	$38,928

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$20,932	$9,647
Notes payable and accrued interest	247,433	231,792

Total Current Liabilities	268,365	241,439

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock:$0.001 par value, 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock:$0.001 par value, 75,000,000 shares
authorized; 7,030,000 shares issued and outstanding	7,030	7,030
Additional paid-in capital	445,541	357,791
Deficit accumulated during the development stage	(681,388)	(567,332)

Total Stockholders' Equity (Deficit)	(228,817)	(202,511)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$39,548	$38,928

The accompanying notes are an integral part of these financial statements.

NEVADA GOLD HOLDINGS, INC.
(FKA NANO HOLDINGS INTERNATIONAL, INC.)
Consolidated Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

REVENUES	$74,868	$47,683	$174,095	$112,596
COST OF GOODS SOLD	27,844	5,452	84,078	44,526
GROSS MARGIN	47,024	42,231	90,017	68,070

EXPENSES

General and administrative	51,260	55,683	189,298	158,353

Total Expenses	51,260	55,683	189,298	158,353

INCOME (LOSS) FROM OPERATIONS	(4,236)	(13,452)	(99,281)	(90,283)

OTHER EXPENSES

Interest expense	(4,925)	(4,175)	(14,775)	(11,275)

NET LOSS BEFORE TAXES	(9,161)	(17,627)	(114,056)	(101,558)

Income taxes	-	-	-	-

NET LOSS	$(9,161)	$(17,627)	$(114,056)	$(101,558)

BASIC LOSS PER SHARE	$(0.00)	$(0.00)	$(0.02)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING	7,030,000	7,030,000	7,030,000	7,030,000

The accompanying notes are an integral part of these financial statements.

NEVADA GOLD HOLDINGS, INC.
(FKA NANO HOLDINGS INTERNATIONAL, INC.)
Consolidated Statements of Cash Flows
(unaudited)
	For the Nine Months Ended
	September 30,
	2008	2007

OPERATING ACTIVITIES

Net loss	$(114,056)	$(101,558)
Adjustments to Reconcile Net Loss to Net Cash
Used by Operating Activities:
Depreciation and amortization	600	599
Contributed services	87,750	87,750
Changes in Operating Assets and Liabilities:
(Increase) decrease in receivables	8,498	(31,440)
Increase (decrease) in accrued interest payable	9,117	11,275
Increase (decrease) in accounts payable	11,285	(517)

Net Cash Used by
Operating Activities	3,194	(33,891)

INVESTING ACTIVITIES

Purchase of fixed assets	(1,196)	-

Net Cash Used by
Operating Activities	(1,196)	-

FINANCING ACTIVITIES

Proceeds from notes payable	6,524	47,500

Net Cash Provided by
Financing Activities	6,524	47,500

NET DECREASE IN CASH	8,522	13,609

CASH AT BEGINNING OF PERIOD	25,326	7,458

CASH AT END OF PERIOD	$33,848	$21,067

SUPPLIMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2008, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2007 audited financial statements. The results of operations for the periods ended September 30, 2008 and 2007 are not necessarily indicative of the operating results for the full years.

On November 3, 2008 the Company's name was changed to Nevada Gold Holdings, Inc.

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

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” sections in our Annual Report on Form 10-KSB for the year ended December 31, 2007 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008. You should carefully review the risks described in these and in other documents we file from time to time with the Securities and Exchange Commission. You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

On November 3, 2008 we changed our name from Nano Holdings International, Inc. to Nevada Gold Holdings, Inc. All references in this form 10-Q to the “Company,” “we,” “us” or “our” are to Nevada Gold Holdings, Inc.

We have historically been funded solely by our shareholders and from loans from Jenadosa Holdings, Ltd. (“Jenadosa”) and Viking Investment Group II, Inc. (“Viking”), and believe we can continue operations for at least the next three months with the funds we receive through sales of our products, and the $33,848 of cash on hand we had as of September 30, 2008. Subsequent to the period covered by this Report, in October 2008, we settled our obligations to Jenadosa and Viking under such loans. We also believe that we are close to generating sufficient revenues to pay our ongoing liabilities; however we can provide no assurances that we will not continue to generate net losses. We plan to work to increase our sales in the future, by starting a mail, fax and email marketing program, and by utilizing and building upon the interest we generate for our products at trade shows.

We believe we may require up to $50,000 in the next twelve months to expand our operations, purchase a logo printing unit to personalize our offerings, pay the travel expenses associated with attending trade shows, introduce new products, purchase additional inventory and execute magazine ads.

We continue to actively recruit new distributors to expand our sales coverage for our product lines. Distributors can be regional, serving multiple states, within a state or distribute in or around a large city. We have found that getting the attention of a larger distributor with a new product line can be difficult and have found that we are more successful in recruiting multiple smaller distributors with limited coverage areas to date. However, because of this, we currently believe that there are many open areas within the states that we distribute our products to that are not serviced by the smaller distributors which we distribute our products through. To provide coverage to these areas, we conduct direct email marketing campaigns in an effort to attract customers and service such customers directly through our website. This two-pronged approach of recruiting regional distributors and directly marketing our products to individual customers is expected to be the primary sales and marketing strategy for us for the next several years.

We have experienced a limited amount of increased demand for our products around the winter holidays, spring break and summer vacation. Other than these limited seasonal increases in our sales, we have experienced no significant seasonal increases in our sales to date. We are currently spending the majority of our efforts in growing our distribution channels and sales. At present, our sales growth has been relatively unaffected by any seasonality trends. For the foreseeable future, we do not anticipate any significant increases or decreases in sales due to seasonality factors. Relative to the current financial crisis, we are assuming conservative growth rates and reevaluating all of our current credit limits with our customer base and tightening our fiscal controls.

Our primary branded product, Shotski's Gelatin Bar Mixes, is a product concept that has been in place for several years. With the unique formulation of the Shotski's product and the supporting line of bar accessories to help the on-site accounts market the products, we believe we have been able to differentiate ourselves from the mainstream and begin to build brand awareness as well as our revenue base. We believe that the key to our Shotski's mix product concept is the longevity of the on-site prepared gelatin product; that is that it remains useable for multiple weeks, where other gelatin products are only good for approximately 24-48 hours before they spoil. We plan to use the majority of our revenues moving forward, assuming we are able to continue to generate such revenues, and have any funds left over after paying our expenses, of which there can be no assurance, to increase our inventories and continue and expand our product lines and marketing campaigns.

Our operations continue to be based on ‘just-in-time’ inventory policies and therefore our working capital requirements are held to a minimum. However, we also try to take advantage of costs saving that can be gained from purchasing our supplies in bulk, which benefits, we believe, along with the practice of keeping our working capital at a minimum has benefited, our gross margins to date. We believe that our lines of supply are well-established and reliable to date and that moving forward, our suppliers have great flexibility to effectively handle any increases in sales volume we may experience, without delays. In addition, we are taking proactive measures to arrange for manufacturer direct relationships in China to further reduce our cost of goods and to insure a steady flow of product. Success with this program may also allow us to develop and deliver more unique products to the market place exclusive to our business. We are planning a trip to China in the fourth quarter of this year to pursue such relationships.

Additionally, we may enter into a merger or acquisition transaction in the future, which merger or acquisition if consummated may change our business focus, officers and Directors and may cause substantial dilution to our existing shareholders. While we have not entered into any agreements or understandings to date in connection with a merger or acquisition and can provide no assurances that we will enter into a merger or acquisition in the future, we have been in contact with several parties regarding the entry into a potential merger or acquisition transaction in the future.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2007

We had revenues of $74,868 for the three months ended September 30, 2008, compared to revenues of $47,683 for the three months ended September 30, 2007, an increase in revenues of $27,185 or 57% from the prior period. The increase in revenues was due to continued market acceptance and sell-through of our product offerings. In addition, we have managed our forecasting and inventory controls more effectively resulting in increased sales.

We had cost of goods sold of $27,844 for the three months ended September 30, 2008, compared to cost of goods sold of $5,452 for the three months ended September 30, 2007, an increase in cost of goods sold of $22,392 or 410% from the prior period. The increase in cost of goods sold was a direct result of the increase in product sales and increases in the prices we pay for our ingredients in connection with rising prices for all food products during the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

We had a gross profit of $47,024 for the three months ended September 30, 2008, compared to a gross profit of $42,231 for the three months ended September 30, 2007, an increase in gross profit of $4,793 or 11% from the prior period. Our gross profit was 62.8% of sales for the three months ended September 30, 2008, compared to gross profit being 88.6% of sales for the three months ended September 30, 2007, a 25.8% decrease in gross profit as a percentage of sales. The increase in gross profits for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 was due to an increase in revenues. The decrease in gross profit as a percentage of sales for the three months ended September 20, 2008, compared to the three months ended September 30, 2007, was a direct result of increased costs of goods sold in connection with rising ingredient prices and additional shipping fees we paid in connection with our increased sales for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

We had total expenses, consisting solely of general and administrative expenses of $51,260 for the three months ended September 30, 2008, compared to total expenses consisting solely of general and administrative expenses of $55,683 for the three months ended September 30, 2007, an increase in general and administrative expenses of $4,423 or 7.9% from the prior period. The decrease in general and administrative expenses was due primarily to reduced travel as we have successfully achieved distribution coverage in our targeted markets.

We had a loss from operations of $4,236 for the three months ended September 30, 2008, compared to a loss from operations of $13,452 for the three months ended September 30, 2007, a decrease in loss from operations of $9,216 or 68.5% from the prior year. This decrease in loss from operations was due to an increase in revenues combined with a decrease, as a percentage of revenues, of cost of goods sold.

We had $4,925 of other expenses, consisting solely of interest expense for the three months ended September 30, 2008, compared to other expenses consisting solely of interest expense of $4,175 for the three months ended September 30, 2007, an increase in interest expense of $750 or 18% from the prior period. Interest expense for the three months ended September 30, 2008 was in connection with the Jenadosa Notes and the Viking Note (both of which are described in greater detail and defined below).

We had a net loss of $9,161 for the three months ended September 30, 2008, compared to a net loss of $17,627 for the three months ended September 30, 2007, a decrease in net loss of $8,466 or 48% from the prior period.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2007

We had revenues of $174,095 for the nine months ended September 30, 2008, compared to revenues of $112,596 for the nine months ended September 30, 2007, an increase in revenues of $61,499 or 54.6% from the prior period. The increase in revenues was due to an increase in available inventory and our introduction of new products during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, which in turn led to additional sales and increased revenues.

We had cost of goods sold of $84,078 for the nine months ended September 30, 2008, compared to cost of goods sold of $44,526 for the nine months ended September 30, 2007, an increase in cost of goods sold of $39,552 or 88.8%. The increase in cost of goods sold was a direct result of the increase in product sales and increases in the prices we pay for our ingredients in connection with rising prices for all food products and additional shipping fees we paid in connection with our increased sales during the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

We had a gross profit of $90,017 for the nine months ended September 30, 2008, compared to gross profit of $68,070 for the nine months ended September 30, 2007, an increase in gross profit of $21,947 from the prior period. Our gross profit was 51.7% of revenues for the nine months ended September 30, 2008, compared to gross profit being 60.5% for the nine months ended September 30, 2007, a 8.8% decrease in gross profit as a percentage of revenues. The increase in gross profit for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, was due to an increase in revenues. The decrease in gross profits as a percentage of revenues was due to increased costs of goods sold in connection with rising ingredient prices for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.

We had total expenses, consisting solely of general and administrative expenses of $189,298 for the nine months ended September 30, 2008, compared to total expenses consisting solely of general and administrative expenses of $158,353 for the nine months ended September 30, 2007, an increase in general and administrative expenses of $30,945 or 19.5% from the prior period. The increase in general and administrative expenses was mainly caused by additional tradeshow costs and the fact that we employed additional part-time employees during the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007.

We had a loss from operations of $99,281 for the nine months ended September 30, 2008, compared to a loss from operations of $90,283 for the nine months ended September 30, 2007, an increase in loss from operations of $8,998 or 10% from the prior year. This increase in loss from operations was mainly caused by the increase in general and administrative expenses offset by the increase in gross profit, as described above.

We had $14,775 of other expenses, consisting solely of interest expense for the nine months ended September 30, 2008, compared to other expenses consisting solely of interest expense of $11,275 for the nine months ended September 30, 2007, an increase in interest expense of $3,500 or 31% from the prior period. Interest expense for the nine months ended September 30, 2008 was in connection with the Jenadosa Notes and the Viking Note (both of which are described in greater detail and defined below).

We had a net loss of $114,056 for the nine months ended September 30, 2008, compared to a net loss of $101,558 for the nine months ended September 30, 2007, an increase in net loss of $12,498 or 12.3% from the prior period.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $39,548 as of September 30, 2008, which included current assets of $35,453, consisting of cash on hand of $33,848 and net accounts receivable of $1,605.

We had total liabilities of $268,365 as of September 30, 2008, consisting solely of current liabilities, including accounts payable and accrued expenses of $20,395, and notes payable and accrued interest of $247,433 in connection with the notes payable to Jenadosa Holdings Limited and Viking Investment Group II, Inc., described below.

We received two $50,000 loans, one $5,000 loan, one $7,000 loan and one $15,000 loan from a third party, Jenadosa Holdings Limited ("Jenadosa"), during the years ended December 31, 2005 and 2006, and entered into promissory notes which evidenced the loans, which notes provided for the payment of interest at the rate of 10% per year until paid. We received $50,000 in connection with one promissory note on November 20, 2005, $50,000 in connection with another promissory note on February 14, 2006, $5,000 in connection with a third promissory note on August 21, 2006, $7,000 in connection with a fourth note on September 20, 2006, and $15,000 in connection with a fifth note on October 13, 2006 (collectively the “2005 and 2006 Notes”). The Notes were all payable on July 31, 2007, together with any accrued and unpaid interest, but were later extended until July 31, 2008. Any amounts not paid on the Notes when due were to bear interest at the rate of 15% per annum until paid.

On January 15, 2007, we received an additional $10,000 loan from Jenadosa and entered into an additional promissory note with Jenadosa to evidence the loan, which provided for the payment of interest at the rate of 10% per annum and was due and payable on March 31, 2008 (the “January 2007 Note”). On April 4, 2007, and April 24, 2007, respectively, we received a $10,000 and a $7,500 loan from Jenadosa and entered into promissory notes with Jenadosa to evidence such loans, which were due and payable on June 30, 2008 (the “April 2007 Notes,” and collectively with the 2005 and 2006 Notes and the January 2007 Note, the “Notes” or the “Jenadosa Notes”). On October 13, 2008 we and Jenadosa entered into a payoff and release letter agreement (the “Release”) pursuant to which we agreed to pay a total amount of $4,000 (the “Payoff Amount”) to Jenadosa in consideration of Jenadosa’s forgiveness of all our obligations under the Jenadosa Notes. Upon Jenadosa’s receipt of the Payoff Amount which occurred on October 31, 2008. Jenadosa released any and all interest in or liens against us, and acknowledged that we have no liabilities or obligations with respect to Jenadosa.

In addition to loans received from Jenadosa, we also entered into a loan agreement with Viking Investment Group II, Inc. (“Viking”) on November 1, 2007. Pursuant to the loan agreement, we received $30,000 and entered into a promissory note which provided for the payment of interest at the rate of 10% per year and was due and payable on December 31, 2008 (the “2007 Viking Note”). Additionally, on January 16, 2008, we borrowed $6,324 from Viking, which was evidenced by a promissory note (the “2008 Viking Note” and together with the 2007 Viking Note, the “Viking Notes”). The 2008 Viking Note provided for the payment of interest at the rate of 10% per year and was due and payable on April 1, 2009. On October 13, 2008 we and Viking entered into a payoff and release letter agreement (the “Release”), pursuant to which we agreed to pay a total amount of $1,000 (the “Payoff Amount”) to Viking in consideration of Viking’s forgiveness of all our obligations under the Viking Notes. Upon Viking’s receipt of the Payoff Amount, which occurred on October 31, 2008, Viking released any and all interests in or liens against us, and acknowledged that we have no liabilities or obligations with respect to Viking.

We also received a loan of $100 from our Director and Chief Executive Officer, David Rector during the three months ended September 30, 2008, and an additional loan of $100 subsequent to the three months ended September 30, 2008.

We had negative working capital of $232,912, and total accumulated deficit of $681,388 as of September 30, 2008.

We have no current commitment from our officers and directors or any of our shareholders to supplement our operations or provide us with financing in the future. If we are unable to raise additional capital from conventional sources or additional sales of stock in the future, we may be forced to curtail or cease our operations. Even if we are able to continue our operations, the failure to obtain financing could have a substantial adverse effect on our business and financial results.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon our unaudited financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of any contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to uncollectible receivable, investment values, income taxes, the recapitalization and contingencies. We base our estimates on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4T.	CONTROLS AND PROCEDURES

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

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

As more fully discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations, at September 30, 2008 we were in default on several notes issued to Jenadosa. Jenadosa made no demand for payment and in October 2008 reached a settlement with us with respect to such notes.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our shareholders for a vote during the quarter ended September 30, 2008. Subsequent to the period covered by this report however, on October 23, 2008, the majority of our shareholders approved an amendment to our Certificate of Incorporation to change our name to Nevada Gold Holdings, Inc. and to increase our authorized capital from 85,000,000 shares of capital stock, $0.001 par value per share, consisting of 75,000,000 shares of common stock and 10,000,000 shares of “blank check” preferred stock to 310,000,000 shares of capital stock, $0.001 par value per share, consisting of 300,000,000 shares of common stock and 10,000,000 shares of “blank check” preferred stock

ITEM 5.	OTHER INFORMATION

Certificate of Amendment

On November 3, 2008, we filed a Certificate of Amendment to our Articles of Incorporation (the “Articles”) with the Secretary of State of the State of Delaware, which (i) changed our name from Nano Holdings International, Inc. to Nevada Gold Holdings, Inc., and (ii) increased our authorized common stock from 75,000,000 shares of common stock, par value $0.001, to 300,000,000 shares of common stock, par value $0.001. We maintained our authorized preferred stock at 10,000,000 shares of “blank check” preferred stock, par value $0.001.

We are currently engaged in discussions with Nevada Gold Enterprises, Inc., a Delaware corporation (“NV Gold Enterprises”), regarding a possible business combination involving the two companies. At this stage, no definitive terms have been agreed to, and neither party is currently bound to proceed with a transaction. With the permission of NV Gold Enterprises, we have changed our name to facilitate these discussions. If the parties determine not to proceed with a business combination, we will change our name back to Nano Holdings International, Inc. or adopt another name.

Forward Split

On November 5, 2008 our board of directors declared a 30.30303:1 forward stock split. The record date, payment date and effective date for the forward split are November 19, 2008; November 21, 2008; and November 24, 2008, respectively. We presently have 3,950,000 common shares issued and outstanding. Immediately after the forward split, these 3,950,000 shares will represent 119,696,973 shares.

Private Placement

In October 2008 we commenced a private offering of up to 1,600,000 shares of our common stock at $0.25 per share or an aggregate of $400,000. The offering price and number of shares to be issued in the offering give retroactive effect to the forward stock split discussed above.

Note Issuances

In October 2008 we received loans from two persons in the aggregate amount of $61,800 and issued promissory notes to such persons in the respective amounts of $33,500 and $28,300, each dated October 13, 2008. The notes bear interest at the rate of 6% per annum and have a term of one year.

Share Cancellations

Effective November 3, 2008 we cancelled an aggregate of 3,080,000 shares of our common stock including 90,000 shares owned by our principal executive and financial officer.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1 / 32.1	Rule 13(a)-14(a)/15(d)-14(a) Certification of Principal Executive and Financial Officer
32.1 / 32.2	Rule 1350 Certification of Chief Executive and Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEVADA GOLD HOLDINGS, INC.

Dated: November 13, 2008	By:	/s/ David Rector
David Rector
Chief Executive Officer