Form 10-K
period 2008-12-31
Nevada Gold Holdings, Inc.
filed 2009-04-14
CIK 1369203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Fiscal Year Ended: December 31, 2008
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number:  333-140148

Nevada Gold Holdings, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-3724068
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1265 Mesa Drive, Fernley, NV	89408
(Address of principal executive offices)	(Postal Code)

Registrant’s telephone number:    (775) 835-6177

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See the definitions of the “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large Accelerated Filer ☐                                                    Accelerated Filer ☐
Non-Accelerated Filer ☐                                                      Smaller reporting company ☒
  (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐No ☒

The market value of voting and non-voting common equity held by non-affiliates of the registrant was approximately $12,466,116 at December 31, 2008, based on the last sale price of $0.53 for the registrant’s common stock as of that date.  Shares of common stock held by each executive officer and director and by each shareowner affiliated with a director have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of officer or affiliate status is not necessarily a conclusive determination for other purposes.

As of April 8, 2009, there were 36,425,973 shares of the registrant's common stock, par value $0.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

TABLE OF CONTENTS

AVAILABLE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the United States Securities and Exchange Commission (“SEC”). You may read and copy any document we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, U.S.A. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330 (or 1-202-551-8090). The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Our electronic SEC filings are available to the public at http://www.sec.gov.

Our public internet site is http://www.nevadagoldholdings.com. We  make available free of charge through our internet site, via a link to the SEC’s internet site at http://www.sec.gov, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically files such material with, or furnish it to, the SEC. We also make available through our internet site, via a link to the SEC’s internet site, statements of beneficial ownership of our equity securities filed by our directors, officers, 10% or greater shareholders and others under Section 16 of the Exchange Act.

These documents are also available in print without charge to any person who requests them by writing or telephoning:

Nevada Gold Holdings, Inc.
c/o Gottbetter & Partners, LLP
488 Madison Avenue
New York, New York 10022-5718
212-400-6900
Facsimile 212-400-6901

FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements, including, without limitation, in the sections captioned “Description of Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere. Any and all statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro-forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this Report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, including plans or objectives relating to exploration programs, (ii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iii) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the SEC, and (iv) the assumptions underlying or relating to any statement described in points (i), (ii) or (iii) above.

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, our inability to obtain adequate financing, insufficient cash flows and resulting illiquidity, our inability to expand our business, government regulations, lack of diversification, volatility in the price of gold, increased competition, results of arbitration and litigation, stock volatility and illiquidity, and our failure to implement our business plans or strategies. A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this Report appears in the section captioned “Risk Factors” and elsewhere in this Report.

Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them and to the risk factors. We disclaim any obligation to update the forward-looking statements contained in this Report to reflect any new information or future events or circumstances or otherwise.

Readers should read this Report in conjunction with the discussion under the caption “Risk Factors,” our financial statements and the related notes thereto in this Report, and other documents which we may file from time to time with the SEC.

PART I

ITEM 1.	BUSINESS

Historical Development

We were incorporated as Nano Holdings International, Inc., in Delaware on April 16, 2004.  Prior to the Merger (as defined below), our business was to sell party and drinking supplies, including gelatin shot mixes, shot glasses, flavored sugar and salts, and various other drinking containers and paraphernalia.

This Report contains summaries of the material terms of various agreements executed in connection with the transactions described herein. The summaries of these agreements are subject to, and are qualified in their entirety by, reference to these agreements, all of which are incorporated herein by reference.

Name Change and Capital Increase

As previously reported, on November 3, 2008, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware, which (i) changed our name from Nano Holdings International, Inc., to Nevada Gold Holdings, Inc., and (ii) increased our authorized capital stock from 75,000,000 shares of common stock, par value $0.001, to 300,000,000 shares of common stock, par value $0.001, and 10,000,000 shares of preferred stock, par value $0.001.

As used in this Report, unless otherwise stated or the context clearly indicates otherwise, the term “Nano Holdings” refers to Nevada Gold Holdings, Inc., before giving effect to the Merger, the term “NGE” refers to Nevada Gold Enterprises, Inc., a Nevada corporation formed on October 7, 2008, before giving effect to the Merger, the term “NGHI” refers to Nevada Gold Holdings, Inc., after giving effect to the Merger, and the terms “Company,” “we,” “us,” and “our” refer to Nevada Gold Holdings, Inc., and its wholly-owned subsidiary, NGE, after giving effect to the Merger.

Stock Split

As previously reported, our Board of Directors authorized a 30.30303-for-one forward split of our common stock, par value $0.001 per share (“Common Stock”), in the form of a stock dividend (the “Stock Split”), which was paid on November 21, 2008, to Holders of record on November 19, 2008.  After giving effect to the Stock Split, but before giving effect to the Merger and other transactions described below, there were outstanding 119,696,973 shares of Common Stock.  All share and per share numbers in this Report relating to the Common Stock prior to the Stock Split have been adjusted to give effect to the Stock Split unless otherwise stated.

Private Placement Offering

On December 31, 2008, NGHI closed a private placement (the “Bridge PPO”) of (a) 414,000 shares of Common Stock, at a purchase price of $0.25 per share, and (b) $150,000 principal amount of its 10% Secured Convertible Promissory Note (the “Bridge Note”), at a purchase price of par, for aggregate gross proceeds of $253,500, before deducting expenses related to the offerings.  Upon the closing of the Merger, the purchaser of the Bridge Note also received 150,000 shares of Common Stock under the terms of the Bridge Note.

On March 9, 2009, NGHI held a second closing of the Bridge PPO for 165,000 shares of Common Stock, at a purchase price of $0.25 per share.

These offerings were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon the exemptions provided by Regulation D and Regulation S promulgated by the SEC thereunder. The Bridge PPO was sold to “accredited investors,” as defined in Regulation D, and non-“U.S. persons” as defined in Regulation S.  Additional information concerning the Bridge PPO and the terms of the Bridge Notes is presented below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

As an inducement to certain investors to purchase Common Stock in the Bridge PPO, the principal former NGE stockholder (David Mathewson, who is also our current sole director, Chief Executive Officer and President) agreed to transfer to those investors in private transactions an aggregate of 3,210,000 shares of the Company Common Stock that he received in the Merger.

Merger

On December 31, 2008, pursuant to a Merger Agreement entered into on the same date, Nevada Gold Acquisition Corp., a Nevada corporation formed on December 18, 2008, and a wholly owned subsidiary of Nano Holdings (“Acquisition Sub”), merged with and into NGE, with NGE being the surviving corporation (the “Merger”). As a result of the Merger, NGE became a wholly-owned subsidiary of the NGHI.

Pursuant to the Merger, we ceased operating as a distributor of party and drinking supplies and acquired the business of NGE to engage in the exploration and eventual development of gold mines and will continue NGE’s existing business operations as a publicly-traded company under the name Nevada Gold Holdings, Inc.  See “Split-Off Agreement” below.

At the closing of the Merger, each of the 200 shares of NGE’s common stock issued and outstanding immediately prior to the closing of the Merger was converted into 80,000 shares of our Common Stock. As a result, an aggregate of 16,000,000 shares of our Common Stock were issued to the holders of NGE’s common stock. NGE did not have any stock options or warrants to purchase shares of its capital stock outstanding at the time of the Merger.

The Merger Agreement contains a post-closing adjustment to the number of shares of Company Common Stock issued to the former NGE stockholders, in an amount up to 500,000 shares of Company Common Stock, to be issued on a pro rata basis for any breach of the Merger Agreement by Nevada Gold Holdings, Inc., discovered during the two-year period following the Closing Date. In order to secure the indemnification obligations of NGE under the Merger Agreement, 5% of the shares of Company Common Stock to which the principal former NGE stockholder (David Mathewson, who is also our current sole director, Chief Executive Officer and President) is entitled in exchange for his shares of NGE in connection with the Merger will be held in escrow for a period of two years pursuant to an escrow agreement.

The Merger Agreement contained customary representations and warranties and pre- and post-closing covenants of each party and customary closing conditions. Breaches of the representations and warranties will be subject to customary indemnification provisions.

The Merger was treated as a recapitalization of the Company for financial accounting purposes. NGE is considered the acquirer for accounting purposes, and the historical financial statements of Nano Holdings before the Merger have been replaced with the historical financial statements of NGE before the Merger in all subsequent filings with the Securities and Exchange Commission (the “SEC”).

The parties have taken all actions necessary to ensure that the Merger is treated as a tax-free exchange under Section 368(a) of the Internal Revenue Code of 1986, as amended.

The issuance of shares of Common Stock to holders of NGE’s capital stock in connection with the Merger was not registered under the Securities Act, in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated by the SEC under that section, which exempts transactions by an issuer not involving any public offering. These securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirement.

Split-Off Agreement

Upon the closing of the Merger, under the terms of a Split-Off Agreement, the Company transferred all of its pre-Merger operating assets and liabilities to its wholly-owned subsidiary, Sunshine Group, Inc., a Delaware corporation  (“Sunshine”) formed on December 18, 2008, including, without limitation, the Company’s equity interests in Sunshine Group, LLC, a Florida limited liability company (“Sunshine LLC”). Thereafter, pursuant to the Split-Off Agreement, the Company transferred all of the outstanding shares of capital stock of Sunshine to Marion R. “Butch” Barnes, William D. Blanchard and Robert Barnes, pre-Merger stockholders of Nano Holdings (the “Split-Off”), in consideration of and in exchange for (i) the surrender and cancellation of an aggregate of 100,000,000 shares of the Company’s Common Stock held by those stockholders and (ii) certain representations, covenants and indemnities.

Investor Relations Agreement and Warrants

In the Merger Agreement, we agreed to enter into an agreement with an investor relations firm to be identified (the “IR Consultant”) to provide investor relations services to the Company, pursuant to which we will agree to issue to the IR Consultant warrants to purchase an aggregate of 1,000,000 shares of Common Stock, exercisable for a period of five years, at an exercise price of $1.00 per share.

2008 Equity Incentive Plan

Before the Merger, Nano Holdings’ Board of Directors adopted, subject to stockholder approval, the 2008 Equity Incentive Plan (the “2008 Plan”), which provides for the issuance of up to 4,000,000 shares of Common Stock as incentive awards granted to executive officers, key employees, consultants and directors. No awards have been granted under the 2008 Plan.

Departure and Appointment of Directors and Officers

Our Board of Directors consists of one member. On the Closing Date, David Rector, the sole director of Nano Holdings before the Merger, resigned his position as a director, and David Mathewson was appointed to fill the vacancy on the Board of Directors. Also on the Closing Date, Mr. Rector, the President and sole officer of Nano Holdings, resigned and Mr. Mathewson was appointed CEO, President Secretary and Treasurer by the Board. See “Management – Directors and Executive Officers.”

Lock-up Agreements and Other Restrictions

In connection with the Merger, David Mathewson, the sole officer, director and employee of the Company, and the two other former stockholders of NGE entered into lock-up agreements, whereby they are restricted for a period of 24 months (in the case of Mr. Mathewson) or 12 months (in the case of the other two stockholders) from certain sales or dispositions of the Common Stock acquired by them in the Merger. In addition, the Common Stock issued to the former NGE stockholders in the Merger is not permitted to be included in a registration statement for a period of 24 months after the closing. In addition, for a period of 12 months after the closing, former NGE stockholders agreed to be subject to restrictions on engaging in certain transactions, including effecting or agreeing to effect short sales, whether or not against the box, establishing any “put equivalent position” with respect to the Common Stock, borrowing or pre-borrowing any shares of Common Stock, or granting other rights (including put or call options) with respect to the Common Stock or with respect to any security that includes, relates to or derives any significant part of its value from the Common Stock, or otherwise seeks to hedge their position in the Common Stock.

Pro Forma Ownership

Immediately after giving effect to (i) the Stock Split, (ii) the Bridge PPO, (iii) the closing of the Merger and (iv) the cancellation of 100,000,000 shares in the Split-Off, there were issued and outstanding 36,260,973 shares of Common Stock, as follows:

•	The former NGE stockholders held 16,000,000 shares of Common Stock;

•	The stockholders of Nano Holdings prior to the Merger held 19,696,973 shares of Common Stock; and

•	The investors in the Bridge PPO (including the purchaser of the Bridge Note) held 564,000 shares of Common Stock.

In addition,

•
subsequent to the closing of the Merger, David Mathewson, the sole officer, director and employee of the Company, transferred to certain investors in the Bridge PPO, in private transactions, an aggregate of 3,210,000 out of the 15,200,000 shares of the Company Common Stock that he would receive in the Merger;

•
upon the closing by the Company of any financing, merger or acquisition, or any other business combination, resulting in gross cash proceeds to the Company in excess of $500,000, the $150,000 Bridge Note will be convertible in whole or in part into Common Stock at a price of $1.00 principal amount per share;

•
the 2008 Plan authorized issuance of up to 4,000,000 shares of Common Stock as incentive awards to executive officers, key employees, consultants and directors; no awards have been granted under the 2008 Plan; and

•
we have agreed that when we identify and enter into an agreement with the IR Consultant to provide investor relations services to the Company, pursuant to which we will issue to the IR Consultant warrants to purchase an aggregate of 1,000,000 shares of Common Stock, exercisable for a period of five years, at an exercise price of $1.00 per share.

Accounting Treatment; Change of Control

The Merger is being accounted for as a “reverse merger,” and NGE is deemed to be the acquirer in the reverse merger. Consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements prior to the Merger will be those of NGE and will be recorded at the historical cost basis of NGE, and the consolidated financial statements after completion of the Merger will include the assets and liabilities of NGE, historical operations of NGE and operations of the Company and its subsidiary from the closing date of the Merger. As a result of the issuance of the shares of Common Stock pursuant to the Merger, a change in control of the Company occurred as of the date of consummation of the Merger. Except as described in this Current Report, no arrangements or understandings exist among present or former controlling stockholders with respect to the election of members of our Board of Directors and, to our knowledge, no other arrangements exist that might result in a change of control of the Company.

We continue to be a “smaller reporting company,” as defined under the Exchange Act, following the Merger.

Overview of Our Business

We are engaged in the highly speculative business of exploring for gold. We currently hold a lease on one property in northern Nevada, on which we have the right to explore, and if warranted, mine for gold. Our current plan is to explore for gold at our one property and to determine if it contains gold deposits which can be mined at a profit. Our property is not known to contain gold which can be mined at a profit.  We have not commenced initial exploration activities. We also plan to acquire future exploration prospects, but have not identified any specific future prospects at this time. Our exploration staff consists solely of our President and Chief Geologist, David Mathewson. We plan to engage independent engineers, contractors and consultants on an as-needed basis. We cannot assure you that a commercially exploitable gold deposit will be found on our property.

In Nevada, there are five property categories that can be available for exploration and eventual development and mining: public lands, private fee lands, unpatented mining claims, patented mining claims, and tribal lands. Our property consists of unpatented mining claims on federal lands. The primary sources of land for exploration and mining activities are land owned by the United States federal government through the Bureau of Land Management and the United States Forest Service, land owned by state governments, tribal governments and individuals, or land obtained from entities which currently hold title to or lease government or private lands.

We currently have rights to explore for gold on one property, known as Tempo Mineral Prospect, which we lease from Gold Standard Royalty Corporation, a subsidiary of Golden Predator Mines Inc., which acquired its rights to this property from the Lyle F. Campbell Trust of Reno, Nevada, which acquired its rights to this property from the Federal Bureau of Land Management by staking. We acquired our interest in the lease from KM Exploration, Ltd., a Nevada limited liability company in which our director, President and Chief Geologist, David Mathewson, had a 50% ownership interest prior to its dissolution. (See “Certain Relationships and Related Transactions and Director Independence” below.) More details about our property may be found in the section captioned “Description of Property.” Below is a map indicating the location of our property in Nevada.

Carlin Trend
Independence - Eureka Trend
Rabbit Creek Trend
Twin Creeks
Midas
Getchell
Pinson
Preble
Jerritt Canyon
Burns Basin
Dee
Bootstrap
Meikle
Blue Star
Betze-Post
Genesis
West Leeville
Carlin
Gold Quarry
Rain/Emigrant Springs
Crowfoot-Lewis
Lone Tree
Mule Canyon
Florida Canyon
Standard
Battle Mtn Complex
McCoy/Cove
Pipeline
Horse Canyon
Cortez
Cortez Hills
Relief Canyon
Tonkin Springs
Bald Mountain
Alligator Ridge
Tempo
Gold Pick/Stone
Gold Bar
Ruby Hill Mine
Windfall
Ratto Canyon
Quito
Taylor
Denton-Rawhide
Northumberland
Battle Mountain - Eureka Trend
Santa Fe
Atlanta
N
W
E
S
0 50 miles
0 80 Kilometers
Sterling
Nevada Gold Enterprises Project Location
Major mines in Nevada
Major Gold Trends in Nevada

Although mineral exploration is a time consuming and expensive process with no assurance of success, the process is straightforward. We first acquire the rights to explore for gold. We then explore for gold by examining the soil, the rocks on the surface, and by drilling into the ground to retrieve underground rock samples, which can then be analyzed for their mineral content. This exploration activity is undertaken in phases, with each successive phase built upon the information previously gained in prior phases. If our exploration program discovers what appears to be an area which may be able to be profitably mined for gold, we will focus most of our activities on determining whether that is feasible, including further delineation of the location, size and economic feasibility of any such potential ore body.

In the event that we discover gold deposits on our property which can be mined at a profit, we will need to raise substantial additional financing in order for the deposits to be developed. In such event, we may seek to enter into a joint-venture agreement with another entity in order to mine our property or enter into other arrangements. Any gold that is mined from our property will be refined and eventually sold on the open market to dealers.

Competition

We compete with other exploration companies, many of which possess greater financial resources and technical abilities than we do. Our main areas of competition are acquiring exploration rights and engaging qualified personnel. The gold exploration industry is highly fragmented, and we are a very small participant in this sector. Many of our competitors explore for a variety of minerals and control many different properties around the world. Many of them have been in business longer than we have and have probably established more strategic partnerships and relationships and have greater financial accessibility than we do.

There is significant competition for properties suitable for gold exploration. As a result, we may be unable to continue to acquire interests in attractive properties on terms that we consider acceptable.

In the event that gold is produced from our property, we believe that wholesale purchasers for the gold would be readily available. Readily available wholesale purchasers of gold and other precious metals exist in the United States and throughout the world. Among the largest are Handy & Harman, Engelhard Industries and Johnson Matthey, Ltd. Historically, these markets are liquid and volatile. Wholesale purchase prices for precious metals can be affected by a number of factors, all of which are beyond our control, including but not limited to:

•	fluctuation in the supply of, demand and market price for gold;

•	mining activities of our competitors;

•	sale or purchase of gold by central banks and for investment purposes by individuals and financial institutions;

•	interest rates;

•	currency exchange rates;

•	inflation or deflation;

•	fluctuation in the value of the United States dollar and other currencies; and

•	political and economic conditions of major gold or other mineral-producing countries.

If we find gold that is deemed of economic grade and in sufficient quantities to justify removal, we may seek additional capital through equity or debt financing to build a mine and processing facility, or find some other entity to mine our property on our behalf, or sell our rights to mine the gold. Upon mining, the ore would be processed through a series of steps that produces a rough concentrate. This rough concentrate is then sold to refiners and smelters for the value of the minerals that it contains, less the cost of further concentrating, refining and smelting. Refiners and smelters then sell the gold on the open market through brokers who work for wholesalers including the major wholesalers listed above. Based upon the current demand for gold, we believe that we will not have any difficulty in selling any gold that we may recover. However, we have not found any gold as of today, and there is no assurance that we will find any gold in the future.

Hedging Transactions

We do not currently engage in hedging transactions and we have no hedged mineral resources.

Compliance with Government Regulation

Various levels of governmental controls and regulations address, among other things, the environmental impact of mineral exploration and mineral processing operations and establish requirements for decommissioning of mineral exploration properties after operations have ceased. With respect to the regulation of mineral exploration and processing, legislation and regulations in various jurisdictions establish performance standards, air and water quality emission standards and other design or operational requirements for various aspects of the operations, including health and safety standards. Legislation and regulations also establish requirements for decommissioning, reclamation and rehabilitation of mineral exploration properties following the cessation of operations and may require that some former mineral properties be managed for long periods of time after exploration activities have ceased.

Our exploration activities are subject to various levels of federal and state laws and regulations relating to protection of the environment, including requirements for closure and reclamation of mineral exploration properties. Some of the laws and regulations include the Clean Air Act, the Clean Water Act, the Comprehensive Environmental Response, Compensation and Liability Act, the Emergency Planning and Community Right-to-Know Act, the Endangered Species Act, the Federal Land Policy and Management Act, the National Environmental Policy Act, the Resource Conservation and Recovery Act, and all related state laws in Nevada. Additionally, our property is subject to the federal General Mining Law of 1872, which regulates how mineral claims on federal lands are obtained.

In 1989, the State of Nevada adopted the Mined Land Reclamation Act (the “Nevada MLR Act”), which established design, operation, monitoring and closure requirements for all mining operations in the state. The Nevada MLR Act has increased the cost of designing, operating, monitoring and closing new mining facilities and could affect the cost of operating, monitoring and closing existing mining facilities. New facilities are also required to provide a reclamation plan and financial assurance to ensure that the reclamation plan is implemented upon completion of operations. The Nevada MLR Act also requires reclamation plans and permits for exploration projects that will result in more than five acres of surface disturbance.

We plan to secure all necessary permits for our exploration activities and we will file for the required permits to conduct our exploration programs as necessary. These permits are usually obtained from either the Bureau of Land Management or the United States Forest Service. Obtaining such permits usually requires the posting of small bonds for subsequent remediation of trenching, drilling and bulk-sampling. Delays in the granting of permits are not uncommon, and any delays in the granting of permits may adversely affect our exploration activities. Additionally, necessary permits may be denied, in which case we will be unable to pursue our exploration activities. It may be possible to appeal any denials of permits, but any such appeal will result in additional delays and expense, which may cause you to lose all or part of your investment.

We do not anticipate discharging water into active streams, creeks, rivers, lakes or any other bodies of water without an appropriate permit. We also do not anticipate disturbing any endangered species or archaeological sites or causing damage to our property. Re-contouring and re-vegetation of disturbed surface areas will be completed pursuant to the applicable permits. The cost of remediation work varies according to the degree of physical disturbance. It is difficult to estimate the cost of compliance with environmental laws since the full nature and extent of our proposed activities cannot be determined at this time.

Employees

We currently have one employee, our CEO, President and Chief Geologist David Mathewson. Mr. Mathewson is employed full-time pursuant to an employment agreement with us. (See “Executive Compensation—Employment Agreements with Executive Officers.”) In the future, if our activities grow, we may hire additional personnel on an as-needed basis. For the foreseeable future, we plan to engage freelance geologists, engineers and other consultants as necessary.

Research and Development Expenditures

We are not currently conducting any research and development activities other than those relating to the possible acquisition of new gold properties or projects. As we proceed with our exploration programs we may need to engage additional contractors and consider the possibility of adding permanent employees, as well as the possible purchase or lease of equipment. Our planned exploration activities are described in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Subsidiaries

Nevada Gold Enterprises, Inc. (“NGE”) is our only subsidiary.  The Company owns 100% of the stock of NGE.

Patents/Trademarks/Licenses/Franchises/Concessions/Royalty Agreements or Labor Contracts

We do not own any patents or trademarks. Also, we are not a party to any license or franchise agreements, concessions, or labor contracts. In the event that gold is produced from our property, we will have to pay royalties as disclosed in the section captioned “Description of Property.”

ITEM 1A.	RISK FACTORS

THIS ANNUAL REPORT ON FORM 10-K CONTAINS CERTAIN STATEMENTS RELATING TO FUTURE EVENTS OR THE FUTURE FINANCIAL PERFORMANCE OF OUR COMPANY. YOU ARE CAUTIONED THAT SUCH STATEMENTS ARE ONLY PREDICTIONS AND INVOLVE RISKS AND UNCERTAINTIES, AND THAT ACTUAL EVENTS OR RESULTS MAY DIFFER MATERIALLY. IN EVALUATING SUCH STATEMENTS, YOU SHOULD SPECIFICALLY CONSIDER THE VARIOUS FACTORS IDENTIFIED IN THIS ANNUAL REPORT ON FORM 10-K, INCLUDING THE MATTERS SET FORTH BELOW, WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED BY SUCH FORWARD-LOOKING STATEMENTS.

Risks Related to the Business and Financial Condition

Our business is exploring for gold, which is a highly speculative activity. An investment in our securities involves a high degree of risk. You should not invest in our securities if you cannot afford to lose your entire investment. In deciding whether you should invest in our securities, you should carefully consider the following information together with all of the other information contained in this Current Report. Any of the following risk factors can cause our business, prospects, financial condition or results of operations to suffer and you to lose all or part of your investment.

We only have one employee; the loss of David Mathewson would adversely affect our business because his expertise is indispensable; we do not carry any key-man insurance.

We currently have only one employee, our President and Chief Geologist, David Mathewson, who started to work for us full time on December 31, 2008. Mr. Mathewson is also the sole member of our Board of Directors. Our business depends upon the continued active involvement of Mr. Mathewson. The loss of Mr. Mathewson’s services would materially adversely affect our business and prospects. We relied solely upon Mr. Mathewson’s judgment and expertise in deciding to lease the Tempo property. We did not independently visit, survey or examine the property before leasing it. We are relying upon Mr. Mathewson’s familiarity with the property in implementing our exploration program, which was designed by Mr. Mathewson. We plan to rely upon Mr. Mathewson’s expertise in planning our future activities, including the acquisition of exploration prospects. We do not believe that we will be able to operate as planned in the event that Mr. Mathewson ceases to be involved with us. You should carefully consider our reliance upon Mr. Mathewson’s involvement and judgment before deciding whether to invest in our securities.

We do not currently carry “key-man” insurance on Mr. Mathewson, although we intend to purchase such insurance if it can be obtained with adequate coverages at reasonable premiums.

We plan to engage independent engineers, contractors and consultants on an as-needed basis.

Exploring for gold is an inherently speculative business.

Exploring for gold is a business that by its nature is very speculative. There is a strong possibility that we will not discover any gold which can be mined at a profit. Even if we do discover gold deposits, the deposit may not be of the quality or size necessary for us to make a profit from actually mining it. Few properties that are explored are ultimately developed into producing mines. Unusual or unexpected geological formations, geological formation pressures, fires, power outages, labor disruptions, flooding, explosions, cave-ins, landslides and the inability to obtain suitable or adequate machinery, equipment or labor are just some of the many risks involved in mineral exploration programs and the subsequent development of gold deposits.

We need to obtain additional financing to fund our exploration program.

We do not have sufficient capital to fund our exploration program as it is currently planned or to fund the acquisition and exploration of new properties. We estimate that we will need to raise approximately $1.0 million to pay for our exploration program through December 31, 2009, as it is currently planned and described in this Report, and our estimated administrative expenses, lease payments and estimated claim maintenance costs.  We will likely require additional funding after that date. We may be unable to secure additional financing on terms acceptable to us, or at all, at times when we need such financing. Our inability to raise additional funds on a timely basis could prevent us from achieving our business objectives and could have a negative impact on our business, financial condition, results of operations and the value of our securities.  If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders will be reduced and the securities that we may issue in the future may have rights, preferences or privileges senior to those of the current holders of our Common Stock. Such securities may also be issued at a discount to the market price of our Common Stock, resulting in possible further dilution to the book value per share of Common Stock. If we raise additional funds by issuing debt, we could be subject to debt covenants that could place limitations on our operations and financial flexibility.

The global financial crisis may have an impact on our business and financial condition in ways that we currently cannot predict.

The continued credit crisis and related turmoil in the global financial system may have an impact on our business and financial position. The recent high costs of fuel and other consumables may negatively impact production costs at our operations. In addition, the financial crisis may limit our ability to raise capital through credit and equity markets. As discussed further below, the prices of the metals that we may produce are affected by a number of factors, and it is unknown how these factors will be impacted by a continuation of the financial crisis.

Our management has conflicts of interest.

Our sole director and officer, David Mathewson, has private mining interests and also may serve as a director of other gold exploration companies. Consequently, his personal interests may come into conflict with our interests. Situations may arise where Mr. Mathewson is presented with business opportunities which may be desirable not only for us, but also to the other companies with which he is affiliated. In addition to competition for suitable business opportunities, we also compete with these other gold exploration companies for investment capital, technical resources, key personnel and other things. You should carefully consider these potential conflicts of interest before deciding whether to invest in our securities.

Mr. Mathewson previously held a 50% ownership interest in KM Exploration, Ltd., a Nevada limited liability company, from which we acquired the lease for our Tempo property. See “Certain Relationships and Related Transactions and Director Independence” below. The lease agreement relating to our property is described in greater detail in the section captioned “Description of Property.”

We do not know if our property contains any gold that can be mined at a profit.

The property on which we have the right to explore for gold is not known to have any deposits of gold which can be mined at a profit. Whether a gold deposit can be mined at a profit depends upon many factors. Some but not all of these factors include: the particular attributes of the deposit, such as size, grade and proximity to infrastructure; operating costs and capital expenditures required to start mining a deposit; the availability and cost of financing; the price of gold, which is highly volatile and cyclical; and government regulations, including regulations relating to prices, taxes, royalties, land use, importing and exporting of minerals and environmental protection.

We are an exploration stage company with no mining operations and we may never have any mining operations in the future.

Our business is exploring for gold. In the unlikely event that we discover commercially exploitable gold deposits, we will not be able to make any money from them unless the gold is actually mined. We will need to either mine the gold ourselves, find some other entity to mine our properties on our behalf, or sell our rights to mine the gold. Mining operations in the United States are subject to many different federal, state and local laws and regulations, including stringent environmental, health and safety laws. If we assume any operational responsibility for mining on our property, it is possible that we will be unable to comply with current or future laws and regulations, which can change at any time. It is possible that changes to these laws will be adverse to any potential mining operations. Moreover, compliance with such laws may cause substantial delays and require capital outlays in excess of those anticipated, adversely affecting any potential mining operations. Our future mining operations, if any, may also be subject to liability for pollution or other environmental damage. It is possible that we will choose to not be insured against this risk because of high insurance costs or other reasons.

We are a new company with a short operating history and have only lost money.

NGE, our sole operating subsidiary, was formed on October 7, 2008. Our operating history consists of starting our preliminary exploration activities. We have no income-producing activities. We have already lost money because of the expenses we have incurred in recruiting personnel, acquiring the rights to explore on our property, and starting our preliminary exploration activities. Exploring for gold is an inherently speculative activity. There is a strong possibility that we will not find any commercially exploitable gold deposits on our property. Because we are a gold exploration company, we may never achieve any meaningful revenue.

We may not be able to follow our internal procedures relating to the authorization and reporting of our financial transactions, or such procedures may not function as intended.

We are a small company with limited resources. We have only one full-time administrative employee, our CEO and president. This may cause us not to comply with our internal procedures designed to assure that our financial information is properly gathered and reported. In the event that we do not follow these internal procedures, or if they do not function as intended, we could publish materially incorrect financial statements. This could cause investors to lose confidence in the accuracy of our reported financial information, impair our ability to secure additional financing, and result in a loss of your investment.

Our business is subject to extensive environmental regulations which may make exploring for or mining gold prohibitively expensive, and which may change at any time.

All of our operations are subject to extensive environmental regulations which can make exploring for gold expensive or prohibit it altogether. We may be subject to potential liabilities associated with the pollution of the environment and the disposal of waste products that may occur as the result of our exploring for gold on our properties. We may have to pay to remedy environmental pollution, which may reduce the amount of money that we have available to use for exploring for gold. This may adversely affect our financial position, which may cause you to lose your investment. If we are unable to fully remedy an environmental problem, we might be required to suspend operations or to enter into interim compliance measures pending the completion of the required remedy. If a decision is made to mine our Tempo property and we retain any operational responsibility for doing so, our potential exposure for remediation may be significant, and this may have a material adverse effect upon our business and financial position. We have not purchased insurance for potential environmental risks (including potential liability for pollution or other hazards associated with the disposal of waste products from our exploration activities) because we currently have no intention of mining our property. However, if we change our business plan to include the mining of our property and assuming that we retain operational responsibility for mining, then such insurance may not be available to us on reasonable terms or at a reasonable price. All of our exploration and, if warranted, development activities may be subject to regulation under one or more local, state and federal environmental impact analyses and public review processes. It is possible that future changes in applicable laws, regulations and permits or changes in their enforcement or regulatory interpretation could have significant impact on some portion of our business, which may require our business to be economically re-evaluated from time to time. These risks include, but are not limited to, the risk that regulatory authorities may increase bonding requirements beyond our financial capability. Inasmuch as posting of bonding in accordance with regulatory determinations is a condition to the right to operate under all material operating permits, increases in bonding requirements could prevent operations even if we are in full compliance with all substantive environmental laws.

We may be denied the government licenses and permits which we need to explore for gold on our property. In the event that we discover commercially exploitable gold deposits, we may be denied the additional government licenses and permits which we will need to mine gold on our property.

Exploration activities usually require the granting of permits from various governmental agencies. For example, exploration drilling on unpatented mineral claims requires a permit to be obtained from the United States Bureau of Land Management, which may take several months or longer to grant the requested permit. Depending on the size, location and scope of the exploration program, additional permits may also be required before exploration activities can be undertaken. Prehistoric or Indian grave yards, threatened or endangered species, archeological sites or the possibility thereof, difficult access, excessive dust and important nearby water resources may all result in the need for additional permits before exploration activities can commence. As with all permitting processes, there is the risk that unexpected delays and excessive costs may be experienced in obtaining required permits. The needed permits may not be granted at all. Delays in or our inability to obtain necessary permits will result in unanticipated costs, which may result in serious adverse effects upon our business.

The value of our property is subject to volatility in the price of gold.

Our ability to obtain additional and continuing funding, and our profitability should we ever commence mining operations, will be significantly affected by changes in the market price of gold. Gold prices fluctuate widely and are affected by numerous factors, all of which are beyond our control. Some of these factors include the sale or purchase of gold by central banks and financial institutions; interest rates; currency exchange rates; inflation or deflation; fluctuation in the value of the United States dollar and other currencies; speculation; global and regional supply and demand, including investment, industrial and jewelry demand; and the political and economic conditions of major gold or other mineral-producing countries throughout the world, such as Russia and South Africa. The price of gold or other minerals have fluctuated widely in recent years, and a decline in the price of gold could cause a significant decrease in the value of our property, limit our ability to raise money, and render continued exploration and development of our property impracticable. If that happens, then we could lose our rights to our property and be compelled to sell some or all of these rights. Additionally, the future development of our mining property beyond the exploration stage is heavily dependent upon the level of gold prices remaining sufficiently high to make the development of our property economically viable. You may lose your investment if the price of gold decreases. The greater the decrease in the price of gold, the more likely it is that you will lose money.

Our property title may be challenged. We are not insured against any challenges, impairments or defects to our mineral claims or property title. We have not verified title to our property.

Our property is comprised of an unpatented lode claim created and maintained in accordance with the federal General Mining Law of 1872. Unpatented lode claims are unique U.S. property interests and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented lode claims is often uncertain. This uncertainty arises, in part, out of the complex federal and state laws and regulations under the General Mining Law. We have not conducted a title search on our Tempo Mineral Prospect property. The uncertainty resulting from not having a title search on the property leaves us exposed to potential title suits. Defending any challenges to our property title will be costly, and may divert funds that could otherwise be used for exploration activities and other purposes. In addition, unpatented lode claims are always subject to possible challenges by third parties or contests by the federal government, which, if successful, may prevent us from exploiting our discovery of commercially extractable gold. Challenges to our title may increase our costs of operation or limit our ability to explore on certain portions of our property. We are not insured against challenges, impairments or defects to our property title, nor do we intend to carry title insurance in the future. Potential conflicts to our mineral claims are discussed in detail in the section captioned “Description of Property.”

Possible amendments to the General Mining Law could make it more difficult or impossible for us to execute our business plan.

The U.S. Congress has considered proposals to amend the General Mining Law that would have, among other things, permanently banned the sale of public land for mining. The proposed amendment would have expanded the environmental regulations to which we are subject and would have given Indian tribes the ability to hinder or prohibit mining operations near tribal lands. The proposed amendment would also have imposed a royalty of 4% of gross revenue on new mining operations located on federal public land, which would have applied to all of our property. The proposed amendment would have made it more expensive or perhaps too expensive to recover any otherwise commercially exploitable gold deposits which we may find on our property. While at this time the proposed amendment is no longer pending, this or similar changes to the law in the future could have a significant impact on our business model.

Market forces or unforeseen developments may prevent us from obtaining the supplies and equipment necessary to explore for gold.

Gold exploration is a very competitive business. Competitive demands for contractors and unforeseen shortages of supplies and/or equipment could result in the disruption of our planned exploration activities. Current demand for exploration drilling services, equipment and supplies is robust and could result in suitable equipment and skilled manpower being unavailable at scheduled times for our exploration program. Fuel prices are extremely volatile as well. We will attempt to locate suitable equipment, materials, manpower and fuel if sufficient funds are available. If we cannot find the equipment and supplies needed for our various exploration programs, we may have to suspend some or all of them until equipment, supplies, funds and/or skilled manpower become available. Any such disruption in our activities may adversely affect our exploration activities and financial condition.

We may not be able to maintain the infrastructure necessary to conduct exploration activities.

Our exploration activities depend upon adequate infrastructure. Reliable roads, bridges, power sources and water supply are important factors which affect capital and operating costs. Unusual or infrequent weather phenomena, sabotage, government or other interference in the maintenance or provision of such infrastructure could adversely affect our exploration activities and financial condition.

Our exploration activities may be adversely affected by the local climate, which prevents us from exploring our property year-round.

The local climate makes it impossible for us to conduct exploration activities on our properties year-round. Because of their rural location and the lack of developed infrastructure in the area, our properties are generally impassible during the muddy season, which lasts roughly from December through May. During this time, it may be difficult or impossible for us to access our property, make repairs, or otherwise conduct exploration activities on them. Earthquakes, heavy rains, snowstorms, and floods could result in serious damage to or the destruction of facilities, equipment or means of access to our property, or may otherwise prevent us from conducting exploration activities on our property.

We do not carry any property or casualty insurance and do not intend to carry such insurance in the future.

Our business is subject to a number of risks and hazards generally, including but not limited to adverse environmental conditions, industrial accidents, unusual or unexpected geological conditions, ground or slope failures, cave-ins, changes in the regulatory environment and natural phenomena such as inclement weather conditions, floods and earthquakes. Such occurrences could result in damage to our property, equipment, infrastructure, personal injury or death, environmental damage, delays, monetary losses and possible legal liability. You could lose all or part of your investment if any such catastrophic event occurs. We do not carry any property or casualty insurance at this time, nor do we intend to carry this type of insurance in the future (except that we will carry all insurance that we are required to by law, such as motor vehicle insurance). Even if we do obtain insurance, it may not cover all of the risks associated with our operations. Insurance against risks such as environmental pollution or other hazards as a result of exploration is generally not available to us or to other companies in our business on acceptable terms. Should any events against which we are not insured actually occur, we may become subject to substantial losses, costs and liabilities which will adversely affect our financial condition.

We must make annual lease payments and claim maintenance payments or we will lose our rights to our property.

We are required under the terms of our property lease to make annual lease payments. We are also required to make annual claim maintenance payments to Federal Bureau of Land Management and to the county in which our property is located in order to maintain our rights to explore and, if warranted, to develop our property. Our annual claim maintenance payments currently total approximately $19,503. If we fail to meet these obligations, we will lose the right to explore for gold on our property. Our property lease is described in greater detail in the section captioned “Description of Property.”

There is a limited public market for our securities and they will not be listed on a widely traded market in the foreseeable future.

There is currently a limited public market for shares of our Common Stock and one may never develop. Our Common Stock is quoted on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc. The OTC Bulletin Board is a thinly traded market and lacks the liquidity of certain other public markets with which some investors may have more experience. We may not ever be able to satisfy the listing requirements for our Common Stock to be listed on an exchange or Nasdaq, which are often a more widely-traded and liquid market. Some, but not all, of the factors which may delay or prevent the listing of our Common Stock on a more widely-traded and liquid market include the following: our stockholders’ equity may be insufficient; the market value of our outstanding securities may be too low; our net income from operations may be too low; our Common Stock may not be sufficiently widely held; we may not be able to secure market makers for our Common Stock, and we may fail to meet the rules and requirements mandated by the several exchanges and markets to have our Common Stock listed.

We cannot assure you that, even following the Merger, the Common Stock will become liquid or that it will be listed on a securities exchange.

We expect our Common Stock to remain eligible for quotation on the OTC Bulletin Board, or on another over-the-counter quotation system. In those venues, however, an investor may find it difficult to obtain accurate quotations as to the market value of our Common Stock. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our Common Stock, which may further affect the liquidity of our Common Stock.  This would also make it more difficult for us to raise additional capital after the Merger. While we intend to apply to list the Common Stock on the Nasdaq Stock Market, there can be no assurance that such listing will be successful or that the Common Stock will ever be listed on a national securities exchange.

“Penny Stock” rules will initially make buying or selling our Common Stock difficult because the broker-dealers selling our Common Stock will be subject to certain limitations.

Trading in our securities is subject to certain regulations adopted by the Securities Exchange Commission, commonly known as the “penny stock” rules and which apply to stocks selling below $5.00 per share. Our shares of Common Stock qualify as “penny stocks” and are covered by Section 15(g) of the Exchange Act, which imposes additional practice requirements on broker-dealers who sell shares of such stocks in the market. “Penny stock” rules govern how broker-dealers can deal with their clients and with “penny stocks.” For sales of our securities, including the sale of any Common Stock by the selling shareholders, the broker-dealer must make a special suitability determination and receive from you a written agreement prior to making a sale of stock to you. The additional burdens imposed upon broker-dealers by the “penny stock” rules may discourage broker-dealers from effecting transactions in our securities, which could severely affect their market price and liquidity. This could prevent you from easily reselling your shares or warrants when they become freely tradable and could cause the price of our securities to decline.

Compliance with U.S. securities laws, including the Sarbanes-Oxley Act, will be costly and time-consuming.

After completion of the Merger, we will continue as a reporting company under U.S. securities laws, and we will be obliged to comply with the provisions of applicable U.S. laws and regulations, including the Securities Act, the Exchange Act and the Sarbanes-Oxley Act of 2002 and the related rules of the SEC, and the rules and regulations of the relevant U.S. market. Preparing and filing annual and quarterly reports and other information with the SEC, furnishing audited reports to stockholders and other compliance with these rules and regulations will involve a material increase in regulatory, legal and accounting expenses and the attention of management, and there can be no assurance that we will be able to comply with the applicable regulations in a timely manner, if at all.

We do not plan to pay any dividends in the foreseeable future.

We have never paid a dividend and we are unlikely to pay a dividend in the foreseeable future, if ever. Whether any dividends are distributed in the future, as well as the specific details of any such dividends, will be decided by our Board of Directors based upon a number of factors, including but not limited to our earnings, financial requirements and other conditions prevailing at the time. We may never pay dividends. You should carefully consider this before deciding whether to purchase our securities.

Securities analysts may not initiate coverage or continue to cover our Common Stock, and this may have a negative impact on its market price.

The trading market for our Common Stock following the Merger will depend, in part, on the research and reports that securities analysts publish about our business. We do not have any control over these analysts. There is no guarantee that securities analysts will cover the Common Stock. If securities analysts do not cover the Common Stock, the lack of research coverage may adversely affect its market price. If we are covered by securities analysts, and our stock is the subject of an unfavorable report, our stock price would likely decline. If one or more of these analysts ceases to cover our Company or fails to publish regular reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline. In addition, because we will become public through a “reverse triangular merger,” we may have further difficulty attracting the coverage of securities analysts.

You may experience dilution of your ownership interests because of the future issuance of additional shares of our Common Stock.

Any future issuance of our equity or equity-backed securities may dilute then-current stockholders’ ownership percentages and could also result in a decrease in the fair market value of our equity securities, because our assets would be owned by a larger pool of outstanding equity. As described above, we may need to raise additional capital through public or private offerings of our common or preferred stock or other securities that are convertible into or exercisable for our common or preferred stock. We may also issue such securities in connection with hiring or retaining employees and consultants (including stock options issued under our equity incentive plans), as payment to providers of goods and services, in connection with future acquisitions or for other business purposes. Our Board of Directors may at any time authorize the issuance of additional common or preferred stock without common stockholder approval, subject only to the total number of authorized common and preferred shares set forth in our articles of incorporation. The terms of equity securities issued by us in future transactions may be more favorable to new investors, and may include dividend and/or liquidation preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect. Also, the future issuance of any such additional shares of common or preferred stock or other securities may create downward pressure on the trading price of the common stock. There can be no assurance that any such future issuances will not be at a price (or exercise prices) below the price at which shares of the common stock are then traded.

Any failure to maintain effective internal control over our financial reporting could materially adversely affect us.

Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include in our annual reports on Form 10-K, beginning with the Form 10-K for the fiscal year ending December 31, 2008, an assessment by management of the effectiveness of our internal control over financial reporting. In addition, in future periods our independent auditors will be required to attest to and report on management’s assessment of the effectiveness of such internal control over financial reporting. While we intend to diligently and thoroughly document, review, test and improve our internal control over financial reporting in order to ensure compliance with Section 404, management may not be able to conclude that our internal control over financial reporting is effective. Furthermore, even if management were to reach such a conclusion, if our independent auditors are not satisfied with the adequacy of our internal control over financial reporting, or if the independent auditors interpret the requirements, rules or regulations differently than we do, then they may decline to attest to management’s assessment or may issue a report that is qualified. Any of these events could result in a loss of investor confidence in the reliability of our financial statements, which in turn could negatively impact the price of our common stock.

In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to retain the services of additional accounting and financial staff or consultants with appropriate public company experience and technical accounting knowledge to satisfy the ongoing requirements of Section 404. We intend to review the effectiveness of our internal controls and procedures and make any changes management determines appropriate, including to achieve compliance with Section 404 by the date on which we are required to so comply. However, any significant deficiencies in our control systems may affect our ability to comply with SEC reporting requirements and any applicable listing standards or cause our financial statements to contain material misstatements, which could negatively affect the market price and trading liquidity of our common stock and cause investors to lose confidence in our reported financial information, as well as subject us to civil or criminal investigations and penalties.

Our principal stockholders have the power to control the Company because they hold a majority of our outstanding shares of Common Stock.

Under certain circumstances, our President and sole Director, David Mathewson, as the holder of a majority of our outstanding shares of Common Stock, has and may continue to have the ability to substantially control our business and affairs and has the power to approve all matters that need to be approved by our stockholders. This includes the election and removal of directors and officers, mergers, consolidations, or the sale of all or substantially all of our assets. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the company, impeding a merger, consolidation, takeover or other business combination involving the company, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the company. This may adversely affect the value of your investment, and you should carefully consider this concentration of ownership before deciding whether to invest in our Company. Other stockholders who will own more than 5% of our outstanding shares of Common Stock are identified in “Security Ownership of Certain Beneficial Owners and Management.”

We are a holding company that depends on cash flow from our subsidiaries to meet our obligations and pay dividends.

We are a holding company with no material assets other than the stock of our wholly-owned subsidiary, NGE. Accordingly, we anticipate that all of our operations will be conducted by NGE (and any additional subsidiaries we may form or acquire). We currently expect that the earnings and cash flow of our subsidiaries will primarily be retained and used by them in their operations, including servicing any debt obligations they may have now or in the future. Therefore, our subsidiaries may not be able to generate sufficient cash flow to distribute funds to us in order to allow us to pay our obligations as they become due or, although we do not anticipate paying any dividends in the foreseeable future, pay future dividends on, or make any distributions with respect to, our common or other stock. Additionally, our ability to participate as an equity holder in any distribution of assets of any subsidiary upon liquidation is generally subordinate to the claims of creditors of the subsidiaries.

ITEM 2.	PROPERTIES

Executive Offices

Our business office is located at 1265 Mesa Drive, Fernley, NV  89408. Our office is located in the home of our President, Mr. David Mathewson. It contains office furniture and equipment sufficient to administer our current business. Mr. Mathewson donates the use of this office space to us.

Tempo Mineral Prospect (“Tempo”)

We have the right to explore for gold on a property located in Austin, Nevada, known as Tempo Mineral Prospect. We acquired our exploration rights to Tempo Mineral Prospect pursuant to a lease with Gold Standard Royalty Corporation, a subsidiary of Golden Predator Mines Inc. (the “Lessor”), which acquired its rights to this property from the Lyle F. Campbell Trust of Reno, Nevada, an entity with which we are not affiliated and which acquired its rights to Tempo Mineral Prospect from the Federal Bureau of Land Management by staking. We may terminate our lease of the Tempo Mineral Prospect at any time. Our property is not known to contain gold which can be mined at a profit, although the areas in which our properties are located have a history of mining activity by others. Our current property was selected by our President and Chief Geologist, David Mathewson.

The Tempo lease was originally between the Lessor and Gold Run, Inc., a Delaware corporation (“Gold Run”) as Lessee.  The Lease was assigned by Gold Run to KM Exploration Ltd., a Nevada limited liability company (“KM”) on August 14, 2008, and was subsequently assigned to NGE as of December 15, 2008.

Property Description, Location and Access

Tempo is located approximately 20 miles north of Austin, Nevada. Tempo consists of 146 contiguous unpatented lode claims, totaling 2,920 acres, and is located within the north-south trending Rabbit Creek Gold Trend.

Tempo is accessible through good roads as well as cross-country. Access is generally available from May through December. Between December and May is the muddy season, during which wet weather and poor road conditions will generally prevent us from accessing the property. We know of no environmental or archeological issues related to this property.

Title Report

We have not conducted a title survey on Tempo, and have no immediate plans to do so in the future.

Geology and History

We believe that Tempo’s geology, geochemistry and alteration are typical of those in the Rabbit Creek gold trend. The central target is defined by a gold and arsenic soil anomaly approximately 5,000 feet in strike length. Both upper-plate and permissive lower-plate rocks are present. Rock samples indicate a high of 20 gm/t for gold and 300 gm/t for silver. The central portion of the property covers approximately one square mile of lower plate carbonate rock intruded by Laramide diorites with associates gold-bearing skarn. The northern third of the property includes numerous exposures of lower-plate carbonate rocks within a large expanse of non-permissive upper-plate rocks. Jasperoids are common and contain anomalous to very anomalous gold and arsenic values. Approximately 160 holes have been previously drilled within the property by others. Approximately 70% of the holes were no deeper than 300 feet. Approximately 65% of the holes encountered non-permissive upper-plate of rock units. Approximately 40% of holes intersected permissive lower-plate underlying the upper-plate rocks. We believe that multiple high-quality gold targets remain to be identified, qualified and assessed by drilling.

Tempo Mineral Prospect Lease

Our lease for Tempo is with Gold Standard Royalty Corporation, a subsidiary of Golden Predator Mines Inc., which acquired its rights to this property from the Lyle F. Campbell Trust of Reno, Nevada, an entity with which we are not affiliated and which acquired its rights to this property from the Federal Bureau of Land Management by staking its lode claims.

NGE acquired its interest in the Tempo lease prior to the Merger pursuant to a reassignment of the lease from KM Exploration, Ltd. In connection with the reassignment, we reimbursed KM Exploration for claim fees ($19,503) and preparation cost ($961.50), totaling $20,464.50. Also in connection with the reassignment, Mr. Mathewson, then the sole stockholder of NGE, assigned five shares of NGE (which converted into 400,000 shares each of Company Common Stock upon the Merger) to each of two individuals (one of whom was the owner of the other 50% interest in KM Exploration prior to its dissolution).  (See “Certain Relationships and Related Transactions and Director Independence” below.)

Our lease is for an initial period of ten years from May 2007 and may be extended in five year increments for up to a total term of 99 years. We may terminate this lease at any time. Until production is achieved, our lease payments (deemed “advance minimum royalties”) consist of an initial payment of $5,000, which we made upon the effectiveness of our lease, followed by annual payments according to the following schedule:

Due Date of Advance Minimum Royalty Payment	Amount of Advance Minimum Royalty Payment

January 15, 2008 (paid)	$10,000

January 15, 2009 (paid)	$15,000

January 15, 2010	$30,000

January 15, 2011	$45,000

January 15, 2012 and annually thereafter during the term of the lease	The greater of $60,000 or the dollar equivalent of 90 ounces of gold

In the event that we produce gold or other minerals from Tempo, our lease payments will be the greater of (i) the advance minimum royalty payments according to the table above, or (ii) a production royalty equal to 4% of the gross sales price of any gold, silver, platinum or palladium that we recover plus 2% of the gross sales price of any other minerals that we recover. Our lease expressly states that we have no rights to any oil, gas, hydrocarbons and geothermal resources that may be found on the property. Under certain conditions, the Lessor may elect to take its production royalty in cash rather than in kind. In the event that we produce gold or other minerals from Tempo and pay the Lessor a production royalty, then, within any one calendar year, we may use 100% of that year’s advance royalty payment as a credit against our royalties payable for that year. If our royalty payments payable for that year are greater than our advance royalty payment paid for that year, then we can credit all advance minimum royalty payments made in previous years against 50% of the production royalty payable for that year.

In the event that we pay the Lessor a production royalty, we have the option to repurchase up to two points of the royalty payable on gold, silver, platinum or palladium, which would have the effect of thereafter permanently reducing the Lessor’s production royalty on gold, silver, platinum or palladium from 4% to 2% of our gross sales price for those minerals. The purchase price for each royalty “point” shall be according to the following schedule:

Royalty Point Purchased	Price

First 1%	$1,500,000

Second 1%	$3,000,000

We cannot purchase the remaining 2% production royalty on gold, silver, platinum or palladium or the 2% production royalty applicable to all other minerals.
Our lease requires us to perform $50,000 worth of physical work on the property for 2009. Starting in 2010 and thereafter, we must perform a minimum of $50,000 worth of work annually on the property, of which at least $25,000 is physical work.

Map of Tempo Mineral Prospect

N
W
E
S
Northern Target
0 scale 1 miles
0 1 kilometers
Skarn Target
Central Target
Southern Target
Tempo property boundary
NEVADA GOLD
TEMPO PROJECT
Lander Co., NV
DCM 06-07

Claim Maintenance Payments

We are required to make annual claim maintenance payments to the Bureau of Land Management and to the counties in which our property is located. If we fail to make these payments, we will lose our rights to our property. As of the date of this Report, our annual maintenance payments are $133.50 per claim, consisting of payments to the Bureau of Land Management and to the counties in which our properties are located. Our property consists of an aggregate of 146 lode claims. Our aggregate annual claim maintenance costs are currently $19,503.

ITEM 3.	LEGAL PROCEEDINGS

No legal or governmental proceedings are presently pending or, to our knowledge, threatened, to which we are a party or to which any of our properties is subject.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We obtained the written consent of our stockholders holding the requisite number of shares of our Common Stock under Nevada law, as of October 23, 2008, to (i) change our name from Nano Holdings International, Inc., to Nevada Gold Holdings, Inc., and (ii) increase our authorized capital stock from 75,000,000 shares of common stock, par value $0.001, to 300,000,000 shares of common stock, par value $0.001, and 10,000,000 shares of preferred stock, par value $0.001. No other matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this Report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is currently quoted on the OTC Bulletin Board under the symbol “NGHI.OB”. However, there is no established public trading market for our common stock, because and it has never been actively traded.

The following table sets forth the high and low closing bid prices for our Common Stock for the fiscal quarters indicated as reported on the OTCBB. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Our Common Stock is very thinly traded, and therefore pricing of our Common Stock on the OTCBB does not necessarily represent its fair market value.

Period	High (1)	Low (1)

Fiscal Year Ended December 31, 2007:
First Quarter	$	$
Second Quarter
Third Quarter
Fourth Quarter

Fiscal Year Ending December 31, 2008
First Quarter	$	$
Second Quarter
Third Quarter
Fourth Quarter

(1)	All quotations give retroactive effect to the 30.30303-for-one forward Stock Split which was effected on November 21, 2008.

Holders

As of April 8, 2009, we had 36,425,973 shares of our Common Stock issued and outstanding held by 26 shareholders of record.

Dividends

We have never declared any cash dividends with respect to our Common Stock.  Future payment of dividends is within the discretion of our board of directors and will depend on our earnings, capital requirements, financial condition and other relevant factors.  Although there are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our Common Stock, we presently intend to retain future earnings, if any, for use in our business and have no present intention to pay cash dividends on our Common Stock

Recent Sales of Unregistered Securities

On December 31, 2008, the Company sold in connection with the Bridge PPO (a) an aggregate of 414,000 shares of its common stock to a total of 13 investors, for aggregate consideration of $103,500, or $0.25 per share and (b) $150,000 principal amount of a Bridge Note, for consideration of $150,000, in each case before deducting expenses related to the offerings.

On March 9, 2009, NGHI held a second closing of the Bridge PPO for 165,000 shares of Common Stock, at a purchase price of $0.25 per share.

The securities sold in the Bridge PPO were sold to (i) accredited investors as defined under Regulation D, Rule 501(a) promulgated by the SEC and (ii) non-U.S. persons as defined under Regulation S promulgated by the SEC, and otherwise in accordance with the provisions of Regulation D and/or Regulation S. The transactions described above were exempt from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D and Regulation S as promulgated by the SEC.

The Stock Split

The Company effected a 30.30303-for-one forward split of its Common Stock in the form of a stock dividend to its holders of record, which was paid on November 21, 2008.

Issuances by NGE

In October 2008, NGE issued 200 shares of common stock of NGE to David Mathewson, our President, Chief Geologist and sole director, in consideration for his formation of NGE and for his services as its sole officer and director; in connection with the reassignment of the Tempo lease to NGE, Mr. Mathewson, assigned five shares of NGE to each of two individuals (one of whom was the owner of the other 50% interest in KM Exploration prior to its dissolution). These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act, since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and NGE took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by NGE.

Shares Issued in Connection with the Merger

On the closing date of the Merger, the holders of common stock of NGE surrendered all of their 200 issued and outstanding shares and received an aggregate of 16,000,000 shares of the Company’s Common Stock.

The Company’s stockholders retained 19,696,973 shares of Common Stock in the Merger.

Upon the closing of the Merger, the purchaser of the Bridge Note also received 150,000 shares of Common Stock under the terms of the Bridge Note.

The transactions described above were exempt from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D as promulgated by the SEC. None of the securities were sold through an underwriter and, accordingly, there were no underwriting discounts or commissions involved.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Except in connection with the issuance described above, during within the fourth quarter of the fiscal year covered by this Report, no purchases were made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares or other units of any class of the Company’s equity securities.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.

The following discussion and analysis of the Company’s financial condition and results of operations are based on the preparation of our financial statements in accordance with U.S. generally accepted accounting principles. You should read the discussion and analysis together with such financial statements and the related notes thereto.

Results of Operations

Fiscal year Ended December 31, 2008

We are still in our development stage and have generated no revenues to date.

General and Administrative Expenses

We incurred total operating expenses of $90,282 from inception on October 2, 2008 through  December 31, 2008 The operating expenses were professional fees incurred in connection with our merger.

Net Losses

Our net loss from inception on October 2, 2008 through December 31, 2008 was $90,282  or $0.01 per share.

Bridge Note

The Bridge Note issued in the Bridge PPO has a principal amount of $150,000, has a term of one year (or earlier upon certain events of default) and bears interest at 10% per annum, payable at maturity.  Upon the closing by the Company of any financing, merger or acquisition, or any other business combination, resulting in gross cash proceeds to the Company in excess of $500,000 (a “Financing”), the Company must redeem the Bridge Note in full, provided that upon the closing of a Financing, the holder shall be entitled, at its option, to convert all or any part of the principal amount of the Note into  shares of the Company’s Common Stock at a price (of $1.00 per share, subject to adjustment in certain circumstances.  The Bridge Note is secured pursuant to security agreement by all of the assets of NGHI and NGE.  So long as the Bridge Note remains outstanding, the Company may not incur, create, assume, guaranty or permit to exist any indebtedness that ranks senior in priority to, or pari passu with, the obligations under the Bridge Note (except for indebtedness created as a result of a subsequent financing if the gross proceeds to the Company of such financing are equal to or greater than the aggregate principal amount of the Notes and the Note is repaid in full upon the closing of such financing); create, incur, assume or permit to exist any other lien on any property or assets now owned or hereafter acquired (with certain limited exceptions); declare or pay, directly or indirectly, any dividend or make any other distribution (by reduction of capital or otherwise), whether in cash, property, securities or a combination thereof, with respect to any shares of NHGI’s capital stock or directly or indirectly redeem, purchase, retire or otherwise acquire for value any shares of any class of NHGI’s capital stock or set aside any amount for any such purpose; pay in cash any amount in respect of any indebtedness or preferred stock that may at the Company’s option be paid in kind or in other securities; or optionally prepay, repurchase or redeem or otherwise defease any other indebtedness of the Company.

 Liquidity and Capital Resources

After paying legal, accounting, auditing and other expenses incurred in connection with the Bridge PPO and the merger, we had approximately $253,440 in cash on hand at December 31, 2008.  Subsequently we paid the $15,000 royalty payment under the Tempo lease that was due on January 15, 2009, and have expended substantially all of our cash to pay other expenses.  We do not currently have adequate funds to pay for the $50,000 of physical work on the property required in 2009, or to pay other future amounts due under the Tempo lease, make claim maintenance payments, carry out our exploration program as it is currently planned or fund the acquisition and exploration of new properties or to repay the Bridge Note.

We estimate that we will need to raise approximately $1.0 million to pay for our exploration program through December 31, 2009, as it is currently planned and described above, and our estimated administrative expenses, lease payments and estimated claim maintenance costs.  We will likely require additional funding after that date. We may be unable to secure additional financing on terms acceptable to us, or at all, at times when we need such financing. Our inability to raise additional funds on a timely basis could prevent us from achieving our business objectives and could have a negative impact on our business, financial condition, results of operations and the value of our securities.

If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders will be reduced and the securities that we may issue in the future may have rights, preferences or privileges senior to those of the current holders of our Common Stock. Such securities may also be issued at a discount to the market price of our Common Stock, resulting in possible further dilution to the book value per share of Common Stock. If we raise additional funds by issuing debt, we could be subject to debt covenants that could place limitations on our operations and financial flexibility.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Our audited financial statements as of, and for the years ended, December 31, 2008 and 2007, are included beginning on page F-1 immediately following the signature page to this Report.  See Item 15 for a list of the financial statements included herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.[T]	CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Procedures

Under the supervision and with the participation of our sole officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2008 (the “Evaluation Date”).  Based on this evaluation, our sole officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective to ensure that the information relating to us, including our consolidated subsidiaries, required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our sole officer, as appropriate to allow timely decisions regarding required disclosure.

We are a small organization with limited personnel during 2008. We were unable to implement a system of disclosure controls and procedures as of the Evaluation Date. We expect to create a system of disclosure controls and procedures in 2009 as we expand our business and develop our mining claims.  Nevertheless, management believes that this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Internal control over financial reporting is a process designed by, or under the supervision of, an issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by its board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles (GAAP). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projection of any evaluation of effectiveness to future periods is subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Management has conducted, with the participation of our sole officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2008. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weakness: We were unable to implement a system of segregation of duties necessary to establish an effective system of internal controls as of the Evaluation Date.

We are a small organization with limited personnel during 2008. We expect to create a system of internal controls in 2009 as we expand our business and develop our mining claims.  To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this Report have been prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows as of the dates and for the periods presented.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

Below are the names and certain information regarding the Company’s current executive officers and directors:

Name	Age	Title	Date First Appointed

David C. Mathewson	64	Chief Executive Officer, President, Secretary, Treasurer, Chief Geologist and Director	December 31, 2008

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified.  Officers are elected by the Board of Directors and serve until their successors are appointed by the Board of Directors.

The principal occupation and business experience during the past five years for our current officer and director is as follows:

David C. Mathewson, Chief Executive Officer, President, Secretary, Treasurer, Chief Geologist and Director.  Mr. Mathewson has been the Chief Executive Officer, President, Secretary, Treasurer, Chief Geologist and sole director of NGE since October 7, 2008, and became Chief Executive Officer, President, Secretary, Treasurer, Chief Geologist and sole direct of the Company upon the Merger.  Mr. Mathewson has more than 30 years of hands-on gold exploration experience on the Carlin gold trend in north-central Nevada.  Between August 2006 and August 2008, Mr. Mathewson was President, Chief Geologst and director of Gold Run, Inc., a public company.  Between June 2002 and June 2006, mr. Mathewson was the Vice President of Exploration for Tone Resources, Ltd., a Canadian corporation, where he managed that company’s gold exploration program (Mr. Mathewson remained a director of Tone Resources until his resignation on March 23, 2007).  Between May 2001 and June 2002, Mr. Mathewson staked claims and evaluated business opportunities both as an individual and through his 50%-owned company, KM Exploration, Ltd (which has since been dissolved).  Between January 1995 and May 2001, he was the Regional Manager of Exploration for Newmont Mining Company, where he was responsible for managing that company’s exploration activities in the Great Basis and Carlin gold trends.  Prior to that, he was engaged as Newmont Mining Company’s Senior Exploration Geologist from April 1989 through December 1995.

Board Committees

Our Board of Directors currently consists of only one member and has not established an audit committee, a compensation committee, a nominating committee or any other committee.  The Board of Directors currently acts in the capacity of an audit committee.

We do not have an “audit committee financial expert,” as defined in Item 407 of Regulation S-K, because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted at this time.

Shareholder Recommendations of Nominees to the our Board of Directors

Currently, we do not have a policy with regard to procedures by which security holders may recommend nominees to the our Board of Directors.

Code of Ethics

The Company currently has not adopted a written code of ethics.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under  Rule 16a-3(e) under the Exchange Act during its most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any written representation to the Company from the reporting person that no Form 5 is required, no person who, at any time during the fiscal year, was a director, officer, beneficial owner of more than ten percent of the Company’s Common Stock, or any other person known to the Company to be subject to section 16 of the Exchange Act with respect to the Company, failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years, except as described below:

Name	No. of late reports	No. of transactions that were not reported on a timely basis	Failure to file a required Form
Marion R. “Butch” Barnes	1	1	None

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the last three fiscal years ended December 31, 2008, to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2008; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2008; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2008, that received annual compensation during the fiscal year ended December 31, 2008, in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Non- qualified Deferred Compen- sation Earnings ($)	All Other Compensation ($)		Total ($)
David Rector CEO, President, CFO, Secretary, Treasurer, and Director	2008	—	—	—		—	—	—	—
	2007	—	—			—	—	—	—		—
	2006	—	—	$10,000	(1)	—	—	—	—		$10,000
Marion “Butch” Barnes President of Sunshine LLC	2008	$1,500	—	—		—	—	—	—		1,500
	2007	—	—	—		—	—	—	$4,000	(2)	4,000
	2006	—	—	—		—	—	—	6,000	(2)	6,000
David Mathewson(3) CEO, President, Secretary, Treasurer, Chief Geologist and Director	2008	—	—	—		—	—	—	—		0

(1)	The 100,000 shares of common stock issued to Mr. Rector in July 2006 had a value of $10,000 or $0.10 per share.

(2)	Represents Mr. Barnes’ automobile allowance.

(3)	Mr. Mathewson became our sole officer and director on December 31, 2008.

We have not issued any stock options or maintained any stock option or other incentive plans other than our 2008 Plan. (See “Item 5. Market for Common Equity and Related Stockholder Matters – Securities Authorized for Issuance under Equity Compensation Plans” above.) We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

Employment Agreements with Executive Officers

The Company has entered into an employment agreement effective as of January 1, 2009 (the “Effective Date”) with David Mathewson pursuant to which Mr. Mathewson serves as our Chief Executive Officer, President and Chief Geologist.  The term of the employment agreement commenced on the Effective Date and will end on the first anniversary of the Effective Date, unless sooner terminated as provided in employment agreement (the “Term”); thereafter, the Term will automatically renew for successive periods of one year, unless either party gives to the other at least thirty (30) days’ prior written notice of their intention not to renew the employment agreement prior to the end of the Term or the then applicable renewal Term, as the case may be.

Pursuant to the employment agreement, Mr. Mathewson’s annual base salary will be $120,000; provided, however, that for the first year of the term, the base salary will be $105,000 per annum, with $5,000 payable for the months of January, February and March of 2009, and $10,000 payable for the remaining months of 2009.  The employment agreement contains no provisions relating to a bonus.

The Board of Directors will determine whether and to what extent Mr. Mathewson may participate in any stock or option plan of the Company. During the Term, Mr. Mathewson will be entitled to participate in the Company’s insurance programs and any ERISA benefit plans that may be adopted.

Mr. Mathewson will be entitled to receive reimbursement of all expenses reasonably incurred by him in performing his services, including all travel and living expenses while away from home on business or incurred at the specific request or direction of the Company; provided that all expenses must be incurred and accounted for in accordance with the rules, policies, procedures and guidelines, if any, established or to be established by the Company and be appropriately documented. Road vehicle mileage will be reimbursed at a rate of $0.50 per mile, and field vehicle mileage will be reimbursed at a rate of $0.75 per mile. Subject to the foregoing, the Company will advance to Mr. Mathewson, on a fully accountable basis, an allowance for reimbursable expenses of $5,000 per month (or, if reimbursable expenses for the prior month did not equal or exceed $5,000, then an amount equal to $5,000 less the unused portion of the prior month’s advance), provided that prior to each such advance the reimbursable expenses for the prior month have been fully documented, accounted and submitted to the Company.

Mr. Mathewson has agreed to devote his time and attention exclusively to the rendering of his services to the Company under the employment agreement, subject to four weeks of paid vacation per year and except that he will be permitted to engage in non-competitive geological consulting activities with other exploration and/or mining companies, not to exceed in the aggregate twenty days in any calendar year, and provided that the activities are approved in advance by the Company’s Board of Directors in writing.

The Company will grant Mr. Mathewson a 1% net smelter return royalty (“NSR”) for all prospects generated by him that are acquired by staking for the Company. The Company will grant Mr. Mathewson a 1/2% percent NSR for all prospects generated by him that are subsequently leased by the Company, exclusive of the “Tempo” property, provided that (i) such lease carries a total maximum NSR of 4% percent (inclusive of the 1/2% percent NSR to Mr. Mathewson), and (ii) such lease does not adjoin a claim from which Mr. Mathewson is otherwise entitled to receive participation in an NSR. The Company will have the right to purchase all of such 1/2% percent NSRs respecting leased prospects in the aggregate at any time for $500,000.

In the event Mr. Mathewson terminates his employment and the Company is not at default of any material provision of the employment agreement, Mr. Mathewson has agreed that he will not, directly or indirectly, own, manage, operate, finance, control or participate in the ownership, management, operation, financing, or control of, be employed by, associated with, or in any manner connected with, lend any credit to, or render services or advice to any business, firm, corporation, partnership, association, joint venture or other entity that engages in or conducts the business of gold exploration or any other business the same as or substantially similar to the business then engaged in or conducted by, or then proposed to be engaged in or conducted by, the Company or included in the future strategic plan of the Company, anywhere within the United States of America; provided, however, that Mr. Mathewson may own less than 5% of the outstanding shares of any class of securities of any enterprise (but without otherwise participating in the activities of such enterprise) if such securities are listed on any national or regional securities exchange or have been registered under Section 12(g) of the Securities Exchange Act of 1934, as amended. This restriction on Mr. Mathewson’s activities will terminate 36 months from the date of such termination.

During the Term and for a period of 36 months following termination of the Mr. Mathewson’s employment with the Company, Mr. Mathewson agrees that he will not solicit or hire, or attempt to recruit, solicit or hire, any employee or independent contractor of the Company; or attempt in any manner to solicit or accept from any customer of the Company with whom the Company had significant contact during the Term, business of the kind, or competitive with the business, done by the Company with such customer or to persuade or attempt to persuade any such customer to cease to do business or to reduce the amount of business which such customer has customarily done or is reasonably expected to do with the Company or if any such customer elects to move its business to a person other than the Company, provide any services (of the kind, or competitive with the business, of the Company) for such customer, or have any discussions regarding any such service with such customer, on behalf of such other person.

In the event that the Board of Directors shall determine that Company is unable to timely pay any Company payment obligation relating to mineral rights, including without limitation a lease payment, claim fee payment or work commitment, Mr. Mathewson may, but shall not be obligated to, personally make such payment on behalf of the Company in order to avoid a default under the relevant Company agreement or otherwise prevent loss of the relevant Company asset.  Such payment may be made no sooner than five business days prior to the due date thereof (after giving effect to any stated grace or cure period) (the “Final Due Date”).  In the event Mr. Mathewson makes any such payment, the Company will have 45 calendar days from the Final Due Date to reimburse him in full for the payment, together with interest thereon from the Final Due Date until reimbursement, at a rate equal to the “prime rate” in effect on the day on which Mr. Mathewson made the payment.  If the Company fails to do so within such time period (through no act or omission of Mr. Mathewson), such failure will constitute an automatic assignment by the Company to Mr. Mathewson of all right, title and interest of the Company in the relevant agreement or asset.

Director Compensation

Directors are elected by the vote of a majority in interest of the holders of voting stock and hold office until the expiration of the term for which they are elected and until successors  are qualified and elected.

A majority of the authorized number of directors constitutes a quorum of the Board of Directors for the transaction of business.  The directors must be present at the meeting to constitute a quorum.  However, any action required or permitted to be taken by the Board of Directors may be taken without a meeting if all members of the Board of Directors individually or collectively consent in writing to the action.

At this time directors do not receive compensation for their services.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of April 8, 2009:

•	each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

•	each of our directors;

•	each of our executive officers; and

•	all of our directors and executive officers as a group.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

There are no securities, options or warrants exercisable within sixty days and, which if exercised, would result in the holder becoming the beneficial owner of 5% or more of our Common Stock.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class (2)

David C. Mathewson 1265 Mesa Drive Fernley, NV 89408	Common Stock	11,990,000	32.9%

Gibraltar Global Securities	Common Stock	3,030,303	8.3%

Tillerman Securities	Common Stock	3,333,334	9.2%

Marion R. “Butch” Barnes	Common Stock	3,030,303	8.3%

(1)	All named parties have, to our knowledge, sole investment and voting control of the shares set forth in this table.

(2)	Percentages based upon shares of common stock outstanding as of April 8, 2009; percentages are rounded.

Securities Authorized For Issuance under Equity Compensation Plans

The following table sets forth, as of December 31, 2008, information with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	-	-	4,000,000

Total	-	-	4,000,000

On December 30, 2008, the Board of Directors of the Company adopted, subject to stockholder approval, the 2008 Equity Incentive Plan (the “2008 Plan”) which reserves a total of 4,000,000 shares of our Common Stock for issuance under the 2008 Plan.  If an incentive award granted under the 2008 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2008 Plan.

In addition, the number of shares of Common Stock subject to the 2008 Plan, any number of shares subject to any numerical limit in the 2008 Plan, and the number of shares and terms of any incentive award are expected to be adjusted in the event of any change in our outstanding Common Stock by reason of any stock dividend, spin-off, split-up, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares or similar transaction.

Administration

The compensation committee of the Board, or the Board in the absence of such a committee, will administer the 2008 Plan.  Subject to the terms of the 2008 Plan, the compensation committee has complete authority and discretion to determine the awards under the 2008 Plan.

Grants

The 2008 Plan authorizes the grant to participants of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants intended to comply with Section 162(m) of the Internal Revenue Code (as amended, the “Code”) and stock appreciation rights, as described below:

•
Options granted under the 2008 Plan entitle the grantee, upon exercise, to purchase a specified number of shares from us at a specified exercise price per share. The exercise price for shares of Common Stock covered by an option cannot be less than the fair market value of the Common Stock on the date of grant unless agreed to otherwise at the time of the grant.

•
Restricted stock awards and restricted stock units may be awarded on terms and conditions established by the compensation committee, which may include performance conditions for restricted stock awards and the lapse of restrictions on the achievement of one or more performance goals for restricted stock units.

•
The compensation committee may make performance grants, each of which will contain performance goals for the award, including the performance criteria, the target and maximum amounts payable, and other terms and conditions.

•
The 2008 Plan authorizes the granting of stock awards. The compensation committee will establish the number of shares of Common Stock to be awarded and the terms applicable to each award, including performance restrictions.

•
Stock appreciation rights (“SARs”) entitle the participant to receive a distribution in an amount not to exceed the number of shares of Common Stock subject to the portion of the SAR exercised multiplied by the difference between the market price of a share of Common Stock on the date of exercise of the SAR and the market price of a share of Common Stock on the date of grant of the SAR.

Duration, Amendment, and Termination

The Board has the power to amend, suspend or terminate the 2008 Plan without stockholder approval or ratification at any time or from time to time. No change may be made that increases the total number of shares of Common Stock reserved for issuance pursuant to incentive awards or reduces the minimum exercise price for options or exchange of options for other incentive awards, unless such change is authorized by our stockholders within one year. Unless sooner terminated, the 2008 Plan would terminate ten years after it is adopted.

As of the date hereof, no grants have been issued under the 2008 Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Prior to the Merger, NGE acquired the leasehold interest in the Tempo property from KM Exploration, Ltd., a Nevada limited liability company in which our CEO, President, Chief Geologist and sole director, David Mathewson, had a 50% ownership interest prior to its dissolution.  In consideration of the transfer of the lease to NGE, NGE reimbursed KM Exploration for claim fees ($19,503) and preparation cost ($961.50), totaling $20,464.50. Also in connection with the reassignment, Mr. Mathewson, then the sole stockholder of NGE, assigned five shares of NGE (which converted into 400,000 shares each of Company Common Stock upon the Merger) to each of two individuals (one of whom was the owner of the other 50% interest in KM Exploration prior to its dissolution).

On December 31, 2008, in connection with the Merger, David Mathewson received 15,200,000 shares of our Common Stock in exchange for 190 shares of NGE common stock owned by Mr. Mathewson.  Subsequent to the closing of the Merger, Mr. Mathewson transferred to certain investors in the Bridge PPO, in private transactions, an aggregate of 2,460,000 of his shares.  In connection with the Merger, Mr. Mathewson entered into a lock-up agreement, pursuant to which he is prohibited from certain sales or dispositions of any other shares of our Common Stock received in the Merger for a period of two years from December 31, 2008, without the prior written consent of the Company.

See “Business—Historical Development—Split-Off Agreement” for a description of certain transactions involving Marion R. “Butch” Barnes in connection with the Merger.

Nano Holdings recorded the value of uncompensated services provided by its officer and director, David Rector, and the President of Sunshine, Marion “Butch” Barnes, as a contribution of capital during the year ended December 31, 2008. However, as a result of the “reverse merger” accounting, with NGE deemed to be the acquirer in the reverse merger, these amounts do not appear on our balance sheet at December 31, 2008.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent.” Our sole director is not “independent” as that term is defined by the listing standards of the Nasdaq Stock Market and SEC rules.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended December 31, 2008 and 2007 are set forth in the table below:

Fee Category	Fiscal year ended December 31, 2008	Fiscal year ended December 31, 2007
Audit fees (1)	$8,000	$7,000
Audit-related fees (2)	$0	$0
Tax fees (3)	$0	$0
All other fees (4)	$0	$0
Total fees	$8,000	$7,000

(1)
Audit fees consist of fees incurred for professional services rendered for the audit of consolidated financial statements, for reviews of our interim consolidated financial statements included in our quarterly reports on Form 10-Q and for services that are normally provided in connection with statutory or regulatory filings or engagements.

(2)
Audit-related fees consist of fees billed for professional services that are reasonably related to the performance of the audit or review of our consolidated financial statements, but are not reported under “Audit fees.”

(3)	Tax fees consist of fees billed for professional services relating to tax compliance, tax planning, and tax advice.

(4)	All other fees consist of fees billed for all other services.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Exhibits

The following Exhibits are being filed with this Annual Report on Form 10-K.

In reviewing the agreements included as exhibits to this Form 10-K, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov. See “Available Information.”

Exhibit Number	Description
2.1*	Agreement and Plan of Merger and Reorganization, dated as of December 31, 2008, by and among Nevada Gold Holdings, Inc., Nevada Gold Acquisition Corp. and Nevada Gold Enterprises, Inc.
2.2*	Certificate of Merger
3.1	Certificate of Incorporation of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s Form SB-2 Registration Statement filed with the SEC on August 1, 2006)
3.2
Certificate of Amendment to Certificate of Incorporation of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 6, 2008)

3.3	Bylaws of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s Form SB-2 Registration Statement filed with the Commission on August 1, 2006)
10.1*	Form of Subscription Agreement by and between Nevada Gold Holdings, Inc., and the investors party thereto
10.2*	Form of Addendum to Subscription Agreement by and between Nevada Gold Holdings, Inc., and the investors party thereto
10.3*†	Lock-Up Agreement, dated as of December 31, 2008, between Nevada Gold Holdings, Inc., and David Mathewson
10.4*	Split-Off Agreement, dated as of December 31, 2008, by and among Nevada Gold Holdings, Inc., Sunshine Group, Inc., and Marion R. “Butch” Barnes, William D. Blanchard and Robert Barnes
10.5*	General Release Agreement, dated as of December 31, 2008, by and among Nevada Gold Holdings, Inc., Sunshine Group, Inc., and Marion R. “Butch” Barnes, William D. Blanchard and Robert Barnes
10.6*	Form of Agreement and Release between David Mathewson and the subscribers thereto

10.7*
Tempo Mineral Lease dated May 18, 2007, by and between Gold Standard Royalty (Nevada) Inc., successor in interest to Bertha C. Johnson, Trustee of the Lyle F. Campbell Trust, as Lessor, and NGE, as successor to KM Exploration LTD., as successor to Gold Run, Inc.

10.8*
Amendment to Tempo Mineral Lease dated January 6, 2009, between Gold Standard Royalty (Nevada) Inc., successor in interest to Bertha C. Johnson, Trustee of the Lyle F. Campbell Trust, as Lessor, and NGE, as successor to KM Exploration LTD., as successor to Gold Run, Inc.

10.9*	Form of Securities Purchase Agreement dated December 31, 2008, between Nevada Gold Holdings, Inc., and the Buyers party thereto
10.10*	Form of 10% Secured Convertible Promissory Note
10.11*	Form of Security Agreement dated December 31, 2008, among Nevada Gold Holdings, Inc., Nevada Gold Enterprises, Inc., and the Buyers party thereto
10.12*†	Nevada Gold Holdings, Inc., 2008 Equity Incentive Plan
10.13**	Form of amended Subscription Agreement by and between Nevada Gold Holdings, Inc., and the investors party thereto
10.14 †
Employment Agreement dated as of January 1, 2009, between Nevada Gold Holdings, Inc., and David Mathewson (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 24, 2009)

21.1**	Subsidiaries of the Registrant
31.1**	Certification of principal executive and principal financial officer pursuant to Rule 13a-14(a) and 15d-14(a)
32.1**§	Certification of principal executive and principal financial officer pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to identically numbered exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on January 7, 2009.

**	Filed herewith

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.

§
This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEVADA GOLD HOLDINGS, INC.

Dated: April 13, 2009	By:	/s/ David C. Mathewson
David C. Mathewson
President and Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ David C. Mathewson	Director	April 13, 2009
David C. Mathewson

PART IV – FINANCIAL INFORMATION

ITEM 15.	FINANCIAL STATEMENTS

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Nevada Gold Holdings, Inc.
(Formerly Known As Nano Holdings International, Inc.)
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheet of Nevada Gold Holdings, Inc. (An Exploration Stage Company) as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows from inception on October 2, 2008 through December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nevada Gold Holdings, Inc. (An Exploration Stage Company) as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows from inception on October 2, 2008 through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has generated significant losses from operations, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates, Chartered
Las Vegas, Nevada
April 8, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

NEVADA GOLD HOLDINGS, INC.
(f.k.a. NANO HOLDINGS INTERNATIONAL, INC.)
 (an exploration stage company)
Consolidated Balance Sheet

December 31,
2008

ASSETS

CURRENT ASSETS

Cash	$-
Cash held in trust	253,440

Total Current Assets	253,440

OTHER ASSETS

Mining claims	20,465

Total Other Assets	20,465

TOTAL ASSETS	$273,905

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$363,996
Notes payable, net	-

Total Current Liabilities	363,996

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock:$0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-
Common stock:$0.001 par value, 300,000,000 shares authorized authorized; 36,260,973 shares issued and outstanding, respectively	36,261
Additional paid-in capital (deficit)	(36,070)
Deficit accumulated during the exploration stage	(90,282)

Total Stockholders' Equity (Deficit)	(90,091)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$273,905

The accompanying notes are an integral part of these financial statements.

NEVADA GOLD HOLDINGS, INC.
(f.k.a. NANO HOLDINGS INTERNATIONAL, INC.)
 (an exploration stage company)
Consolidated Statement of Operations

From Inception
on October 2,
2008 through
December 31,
2008

REVENUES	$-

OPERATING EXPENSES

General and administrative	90,282

Total Operating Expenses	90,282

LOSS BEFORE INCOME TAXES	(90,282)

INCOME TAX EXPENSE	-

NET LOSS	$(90,282)

BASIC LOSS PER COMMON SHARE	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	16,000,000

The accompanying notes are an integral part of these financial statements.

NEVADA GOLD HOLDINGS, INC.
(f.k.a. NANO HOLDINGS INTERNATIONAL, INC.)
 (an exploration stage company)
Consolidated Statement of Stockholders’ Equity (Deficit)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders’
	Common Stock		Paid-In	Exploration	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance at inception on October 2, 2008	-	$-	$-	$-	$-

Common stock issued to founders for cash on October 2, 2008	16,000,000	16,000	(15,975)	-	25

Recapitalization pursuant to reverse merger	19,696,973	19,697	(273,031)	-	(253,334)

Common stock issued for loan fees at $0.25 per share on December 31, 2008	150,000	150	37,350	-	37,500

Value of conversion feature of convertible debt	-	-	112,500	-	112,500

Common stock issued for cash at $0.25 per share on December 31, 2008	414,000	414	103,086	-	103,500

Net loss for the period from inception on October 2, 2008 through December 31, 2008	-	-	-	(90,282)	(90,282)

Balance, December 31, 2008	36,260,973	$36,261	$(36,070)	$(90,282)	$(90,091)

The accompanying notes are an integral part of these financial statements.

NEVADA GOLD HOLDINGS, INC.
(FKA NANO HOLDINGS INTERNATIONAL, INC.)
 (an exploration stage company)
Consolidated Statement of Cash Flows

From Inception
on October 2,
2008 through
December 31,
2008
OPERATING ACTIVITIES

Net loss	$(90,282)
Changes in Operating Assets and Liabilities:

Increase in accounts payable	90,257

Net Cash Used by

Operating Activities	(25)

INVESTING ACTIVITIES	-

FINANCING ACTIVITIES

Common stock issued for cash	25

Net Cash Provided by

Financing Activities	25

NET DECREASE IN CASH	-

CASH AT BEGINNING OF YEAR	-

CASH AT END OF YEAR	$-

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-

Income Taxes	$-

The accompanying notes are an integral part of these financial statements.

NEVADA GOLD HOLDINGS, INC.
(f.k.a. NANO HOLDINGS INTERNATIONAL, INC.)
 (an exploration stage company)
Notes to Consolidated Financial Statements
December 31, 2008

NOTE 1 -	ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was incorporated under the laws of the State of Nevada as Nevada Gold Enterprises, Inc. on October 2, 2008.  On December 31, 2008, the Company merged with Nevada Gold Acquisition Corp., a wholly-owned subsidiary of Nevada Gold Holdings, Inc., which has been accounted for as a recapitalization of Nevada Gold Holdings Inc.

Accordingly, the accompanying financial statements reflect the historical financial statements of Nevada Gold Enterprises, Inc. as the historical of the Company, i.e. a reverse merger.

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

The Company’s accounts receivable are shown net of the allowance for doubtful accounts.

f.	Research and Development

The Company expenses research and development costs in the period incurred.  .

NEVADA GOLD HOLDINGS, INC.
(f.k.a. NANO HOLDINGS INTERNATIONAL, INC.)
 (an exploration stage company)
Notes to Consolidated Financial Statements
December 31, 2008

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

g.	Basic Earnings (Loss) Per Share

The computation of basic earnings (loss) per share is based on the weighted average number of shares outstanding during the periods covered by the financial statements.  Diluted income per shares units is equal to the basic income per unit as there are no potentially dilutive shares outstanding.

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

l. Principles of Consolidation

The accompanying financial statements include the accounts of Nano Holdings International, Inc. and its wholly owned subsidiary Nevada Gold Enterprises, Inc..

NEVADA GOLD HOLDINGS, INC.
(f.k.a. NANO HOLDINGS INTERNATIONAL, INC.)
 (an exploration stage company)
Notes to Consolidated Financial Statements
December 31, 2008

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

NOTE 4 -	RECENT ACCOUNTING PRONOUNCEMENTS

In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting, and therefore need to be included in the computation of earnings per share under the two-class method as described in FASB Statement of Financial Accounting Standards No. 128, “Earnings per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning on or after December 15, 2008 and earlier adoption is prohibited. We are not required to adopt FSP EITF 03-6-1; neither do we believe that FSP EITF 03-6-1 would have material effect on our consolidated financial position and results of operations if adopted.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”. SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 sets forth the level of authority to a given accounting pronouncement or document by category. Where there might be conflicting guidance between two categories, the more authoritative category will prevail. SFAS No. 162 will become effective 60 days after the SEC approves the PCAOB’s amendments to AU Section 411 of the AICPA Professional Standards. SFAS No. 162 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

NEVADA GOLD HOLDINGS, INC.
(f.k.a. NANO HOLDINGS INTERNATIONAL, INC.)
 (an exploration stage company)
Notes to Consolidated Financial Statements
December 31, 2008

NOTE 4 -	RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the Financial Accounting Standards Board, or FASB, issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133.  This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of SFAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin (SAB) No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 (SAB 107), in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (R), Share-Based Payment.  In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options and warrants, and will assess the impact of SAB 110 for fiscal year 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.  This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This statement improves comparability by eliminating that diversity. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

NEVADA GOLD HOLDINGS, INC.
(f.k.a. NANO HOLDINGS INTERNATIONAL, INC.)
 (an exploration stage company)
Notes to Consolidated Financial Statements
December 31, 2008

NOTE 4 -	RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB, issued FAS No. 141 (revised 2007), Business Combinations.’ This Statement replaces FASB Statement No. 141, Business Combinations, but retains the fundamental requirements in Statement 141.  This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements.  The Company will adopt this statement beginning March 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FASB Statement No. 115.  This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 Accounting for Certain Investments in Debt and Equity Securities applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157 Fair Value Measurements.  The Company adopted SFAS No. 159 beginning March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company adopted this statement March 1, 2008. The adoption of this pronouncement did not have an impact on the Company’s financial position, results of operations or cash flows.

NOTE 5 -	MERGER AGREEMENT

On December 31, 2008, Nevada Gold Acquisition Corp., a Nevada corporation formed on December 18, 2008, and a wholly owned subsidiary of Nano Holdings (“Acquisition Sub”), merged (the “Merger”) with and into the Company, with the Company as the surviving entity in the Merger. As a result of the Merger, Nano Holdings discontinued its pre-Merger business and acquired the business of the Company, and will continue the existing business operations of the Company as a publicly-traded company under the name Nevada Gold Holdings, Inc.

NEVADA GOLD HOLDINGS, INC.
(f.k.a. NANO HOLDINGS INTERNATIONAL, INC.)
 (an exploration stage company)
Notes to Consolidated Financial Statements
December 31, 2008

NOTE 6 -	NOTES PAYABLE

On December 31, 2008 the Company borrowed $150,000 under the terms of a Secured Convertible Promissory Note, which accrues interest at a rate of 10% per annum, and is due in full on or before December 31, 2009. The Company has recorded a discount of $150,000 for the value of stock options and shares issued as compensation for the Secured Convertible Promissory Note. The Company will amortize the discount over the term of the loan.

NOTE 7 -	MINING CLAIMS

During the year ended December 31, 2008, the Company acquired a mining claim in the state of Nevada for a total of $20,465.  The Company will commence the exploitation of the claim during the 2009 calendar year. The Company evaluates its long-lived assets annually for impairment in value. The Company has not recognized any impairment of its mining claims as of December 31, 2008.

NOTE 8 -	EQUITY TRANSACTIONS

During the period ended December 31, 2008, the Company issued 16,000,000 shares of its common stock to its founders for cash of $25 and a mining claim recorded at predecessor cost of $-0-. The Company also issued 19,696,783 shares of common stock in the reverse merger. The Company issued 150,000 shares of common stock as a fee for the Secured Convertible Promissory Note on December 31, 2008. The Company issued 414,000 shares of common stock for cash of $103,500 on December 31, 2008.

NOTE 9 -	INCOME TAXES

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

NEVADA GOLD HOLDINGS, INC.
(f.k.a. NANO HOLDINGS INTERNATIONAL, INC.)
 (an exploration stage company)
Notes to Consolidated Financial Statements
December 31, 2008

NOTE 9 -	INCOME TAXES

December 31, 2008
Income tax expense at statutory rate	$(35,210)
Valuation allowance	35,210
Income tax expense per books	$-

Net deferred tax assets consist of the following components as of:

December 31, 2008
NOL carryover	$35,210)
Valuation allowance	(35,210)
Net deferred tax asset	$-

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of $90,282 for federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years.