Form 10-Q
period 2009-03-31
Nevada Gold Holdings, Inc.
filed 2009-05-20
CIK 1369203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to

Commission File Number:  333-140148

Nevada Gold Holdings, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-3724068
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1265 Mesa Drive, Fernley, Nevada	89408
(Address of principal executive offices)	(Zip Code)

(775) 835-6177
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 20, 2009, there were 72,851,946 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

NEVADA GOLD HOLDINGS, INC.
Form 10-Q

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

These documents are also available in print without charge to any person who requests them by writing or telephoning:

Nevada Gold Holdings, Inc.
c/o Gottbetter & Partners, LLP
488 Madison Avenue
New York, New York 10022-5718
212-400-6900
Facsimile 212-400-6901

FORWARD-LOOKING STATEMENTS

This Quarterly Report contains forward-looking statements, including, without limitation, in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere. Any and all statements contained in this Report that are not statements of historical fact may be deemed forward-looking statements. Terms such as “may,” “might,” “would,” “should,” “could,” “project,” “estimate,” “pro forma,” “predict,” “potential,” “strategy,” “anticipate,” “attempt,” “develop,” “plan,” “help,” “believe,” “continue,” “intend,” “expect,” “future,” and terms of similar import (including the negative of any of the foregoing) may be intended to identify forward-looking statements. However, not all forward-looking statements may contain one or more of these identifying terms. Forward-looking statements in this Report may include, without limitation, statements regarding (i) the plans and objectives of management for future operations, including plans or objectives relating to exploration programs, (ii) a projection of income (including income/loss), earnings (including earnings/loss) per share, capital expenditures, dividends, capital structure or other financial items, (iii) our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the SEC, and (iv) the assumptions underlying or relating to any statement described in points (i), (ii) or (iii) above.

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, our inability to obtain adequate financing, insufficient cash flows and resulting illiquidity, our inability to expand our business, government regulations, lack of diversification, volatility in the price of gold, increased competition, results of arbitration and litigation, stock volatility and illiquidity, and our failure to implement our business plans or strategies. A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this Report appears in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (the “2008 From 10-K”) in the section captioned “Risk Factors” and elsewhere in this Report.

Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them and to the risk factors. We disclaim any obligation to update the forward-looking statements contained in this Report to reflect any new information or future events or circumstances or otherwise.

You should read this Report in conjunction with the discussion under the caption “Risk Factors” in the 2008 Form 10-K, the audited consolidated financial statements and notes thereto in the 2008 Form 10-K, the unaudited consolidated financial statements and notes thereto in this Report, and other documents which we may file from time to time with the SEC.

EXPLANATORY NOTE

On December 31, 2008, Nevada Gold Acquisition Corp., a Nevada corporation formed on December 18, 2008, and a wholly owned subsidiary of Nevada Gold Holdings, Inc., merged with and into Nevada Gold Enterprises, Inc., a Nevada corporation formed on October 7, 2008 (“NGE”), with NGE being the surviving corporation (the “Merger”). As a result of the Merger, NGE became our wholly-owned subsidiary.

Pursuant to the Merger, we ceased operating as a distributor of party and drinking supplies and acquired the business of NGE to engage in the exploration and eventual development of gold mines and will continue NGE’s existing business operations as a publicly-traded company under the name Nevada Gold Holdings, Inc.

The Merger was treated as a reverse merger and recapitalization for financial accounting purposes. NGE is considered the acquirer for accounting purposes, and our historical financial statements for periods prior to the Merger have become the historical financial statements of NGE for periods prior to the Merger in all subsequent filings with the SEC.

For more information about the Merger and related transactions and the accounting treatment thereof, see “Business—Historical Development” in the 2008 Form 10-K.

All share and per share numbers in this Report have been adjusted to give effect to the 2-for-1 split of our Common Stock, in the form of a stock dividend, effected on May 13, 2009.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
NEVADA GOLD HOLDINGS, INC.
(FKA NANO HOLDINGS INTERNATIONAL, INC.)
(An Exploration Stage Company)
Consolidated Balance Sheets

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
CURRENT ASSETS

Cash	$940	$-
Cash held in trust	-	253,440

Total Current Assets	940	253,440

OTHER ASSETS

Mining claims	35,465	20,465

Total Other Assets	35,465	20,465

TOTAL ASSETS	$36,405	$273,905

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$243,529	$363,996

Total Current Liabilities	243,529	363,996

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock:$0.001 par value, 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock:$0.001 par value, 300,000,000 shares authorized
72,851,946 and 72,521,946 shares issued and outstanding, respectively	72,852	72,522
Additional paid-in capital (deficit)	(31,411)	(72,331)
Deficit accumulated during the exploration stage	(248,565)	(90,282)

Total Stockholders' Equity (Deficit)	(207,124)	(90,091)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$36,405	$273,905

The accompanying notes are an integral part of these financial statements.

NEVADA GOLD HOLDINGS, INC.
(FKA NANO HOLDINGS INTERNATIONAL, INC.)
(An Exploration Stage Company)
Consolidated Statements of Operations
(unaudited)

		From Inception
	For the Three	on October 7,
	Months Ended	2008 through
	March 31,	March 31,
	2009	2009

REVENUES	$-	$-
COST OF GOODS SOLD	-
GROSS MARGIN	-	-

EXPENSES

General and administrative	158,283	248,565

Total Expenses	158,283	248,565

LOSS BEFORE INCOME TAXES	(158,283)	(248,565)

OTHER INCOME (EXPENSES)
Income tax expense	-	-

LOSS BEFORE INCOME TAXES	(158,283)	(248,565)

INCOME TAX EXPENSE	-	-

NET LOSS	$(158,283)	$(248,565)

BASIC LOSS PER COMMON SHARE	$(0.00)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING	72,686,946

The accompanying notes are an integral part of these financial statements

NEVADA GOLD HOLDINGS, INC.
(FKA NANO HOLDINGS INTERNATIONAL, INC.)
(An Exploration Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
(unaudited)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Exploration	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance at inception on October 7, 2008	-	$-	$-	$-	$-

Common stock issued to founders for cash on October 2, 2008	32,000,000	32,000	(31,975)	-	25

Recapitalization pursuant to reverse merger	39,393,946	39,394	(292,728)	-	(253,334)

Common stock issued for loan fees at $0.25 per share on December 31, 2008	300,000	300	37,200	-	37,500

Value of conversion feature of convertible debt	-	-	112,500	-	112,500

Common stock issued for cash at $0.25 per share on December 31, 2008	828,000	828	102,672	-	103,500

Net loss for the period from inception on October 2, 2008 through December 31, 2008	-	-	-	(90,282)	(90,282)
Balance, December 31, 2008	72,521,946	72,522	(72,331)	(90,282)	(90,091)

Common stock issued for cash at $0.25 per share	330,000	330	40,920	-	41,250

Net loss for the three months ended March 31, 2009	-	-	-	(158,283)	(158,283)

Balance, March 31, 2009	72,851,946	$72,852	$(31,411)	$(248,565)	$(207,124)

The accompanying notes are an integral part of these financial statements.

NEVADA GOLD HOLDINGS, INC.
(FKA NANO HOLDINGS INTERNATIONAL, INC.)
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

		From Inception
	For the Three	on October 7,
	Months Ended	2008 Through
	March 31,	March 31,
	2009	2009
OPERATING ACTIVITIES

Net loss	$(158,283)	$(248,565)
Adjustments to Reconcile Net Loss to Net Cash
Used by Operating Activities:
Value of convertible debt feature	-	112,500
Recapitalization pursuant to reverse merger	-	(253,334)
Changes in Operating Assets and Liabilities:
Change in cash held in trust	253,440	-
Change in accounts payable	(120,467)	243,529

Net cash used in operating activities	(25,310)	(145,870)

INVESTING ACTIVITIES

Purchase of mining claims	(15,000)	(35,465)

Net cash used in investing activities	(15,000)	(35,465)

FINANCING ACTIVITIES

Common stock issued for cash	41,250	182,275

Net cash provided by financing activities	41,250	182,275

NET DECREASE IN CASH	940	940

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$940	$940

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income Taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

The Company was incorporated under the laws of the State of Nevada as Nevada Gold Enterprises, Inc. on October 2, 2008.  On December 31, 2008, the Company merged with Nevada Gold Acquisition Corp., a wholly-owned subsidiary of Nevada Gold Holdings, Inc., The shareholders of Nevada Gold Enterprises, Inc. became the controlling shareholders of the Company. Accordingly, the merger has been accounted for as a recapitalization of Nevada Gold Enterprises, Inc.

Accordingly, the accompanying financial statements present the historical financial statements of Nevada Gold Enterprises, Inc. as the historical financial statements of the Company, i.e. a reverse merger.

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

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”).  FSP FAS 157-4 provides guidance on estimating fair value when market activity has decreased and on identifying transactions that are not orderly.  Additionally, entities are required to disclose in interim and annual periods the inputs and valuation techniques used to measure fair value.  This FSP is effective for interim and annual periods ending after June 15, 2009.  The Company does not expect the adoption of FSP FAS 157-4 will have a material impact on its financial condition or results of operation.

In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP FAS 157-3”), which clarifies application of SFAS 157 in a market that is not active.  FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of FSP FAS 157-3 had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.”  This disclosure-only FSP improves the transparency of transfers of financial assets and an enterprise’s involvement with variable interest entities, including qualifying special-purpose entities.  This FSP is effective for the first reporting period (interim or annual) ending after December 15, 2008, with earlier application encouraged.  The Company adopted this FSP effective January 1, 2009.  The adoption of the FSP had no impact on the Company’s results of operations, financial condition or cash flows.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP FAS 132(R)-1”).  FSP FAS 132(R)-1 requires additional fair value disclosures about employers’ pension and postretirement benefit plan assets consistent with guidance contained in SFAS 157.  Specifically, employers will be required to disclose information about how investment allocation decisions are made, the fair value of each major category of plan assets and information about the inputs and valuation techniques used to develop the fair value measurements of plan assets. This FSP is effective for fiscal years ending after December 15, 2009.  The Company does not expect the adoption of FSP FAS 132(R)-1 will have a material impact on its financial condition or results of operation.

In September 2008, the FASB issued exposure drafts that eliminate qualifying special purpose entities from the guidance of SFAS No. 140, “Accounting for Transfers and Servicing of Financial  Assets and  Extinguishments of Liabilities,” and  FASB  Interpretation 46 (revised December 2003), “Consolidation of  Variable  Interest Entities − an interpretation of ARB  No. 51,” as well as other modifications.  While the proposed revised pronouncements have not been finalized and the proposals are subject to further public comment, the Company anticipates the changes will not have a significant impact on the Company’s financial statements.  The changes would be effective March 1, 2010, on a prospective basis.

NOTE 4 - SIGNIFICANT TRANSACTIONS

Effective May 13, 2009, the Company’s shares of common stock were forward split on a 2 shares for 1 share basis, in the form of a stock dividend. The accompanying financial statements have been restated to reflect the forward stock split on a retro-active basis.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

We were incorporated on October 7, 2009 accordingly we are unable to present comparative numbers. During the three months ended March 31, 2009, we incurred general and administrative expenses of $158,283. The expenses were primarily legal, accounting and other professional fees incurred in connection with our merger with Nevada Gold Enterprises, Inc. and the related public filings. This resulted in a net loss of $158,283 for the three months then ended.

From inception on October 7, 2008 through March 31, 2009, we incurred general and administrative expenses of $248,565. The expenses were primarily legal, accounting and other professional fees incurred in connection with our merger with Nevada Gold Enterprises, Inc. and the related public filings. The net loss also includes $112,500 for the value of the convertible feature attached to the convertible debt. This resulted in a net loss of $248,565 for the period months then ended.

Liquidity and Capital Resources

At March 31, 2009, we had $940 in cash on hand and $243,529 in current liabilities. We used $25,310 and $145,870 of cash in our operating activities during the three months ended March 31, 2009 and from inception through March 31, 2009, respectively. We also used $15,000 and $35,465 to purchase mining claims during those same periods.

The cash came from the sale of shares of our common stock. We received $41,250 and $182,275 during the three months ended March 31, 2009 and from inception through March 31, 2009, respectively. We estimate that we will require approximately $500,000 for our operating requirements in the next 12 months. We presently have not identified any source for those funds and there is no guarantee that we will be successful in obtaining the funds we require.

Item 4T.	Controls and Procedures.

Under the supervision and with the participation of our sole officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2009 (the “Evaluation Date”).  Based on this evaluation, our sole officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective to ensure that the information relating to us, including our consolidated subsidiaries, required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our sole officer, as appropriate to allow timely decisions regarding required disclosure.

We are a small organization with limited personnel. We were unable to implement a system of disclosure controls and procedures as of the Evaluation Date. We expect to create a system of disclosure controls and procedures during the remainder of 2009 as we expand our business and develop our mining claims.  Nevertheless, management believes that this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report.

With the participation of our sole officer, we evaluated any change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  There has been no such change in our internal control over financial reporting identified in connection with that evaluation.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

No legal or governmental proceedings are presently pending or, to our knowledge, threatened, to which we are a party or to which any of our properties is subject.

Item 1A.	RiskFactors.

There have been no material changes from Risk Factors as previously disclosed in our 2008 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On December 31, 2008, the Company sold in a private placement offering (the “Bridge PPO”) (a) an aggregate of 414,000 shares of its common stock to a total of 13 investors, for aggregate consideration of $103,500, or $0.25 per share, and (b) $150,000 principal amount of a promissory note (the “Bridge Note”), for consideration of $150,000, in each case before deducting expenses related to the offering. Upon the closing of the Merger, the purchaser of the Bridge Note also received 150,000 shares of Common Stock under the terms of the Bridge Note.

On March 9, 2009, NGHI held a second closing of the Bridge PPO for 165,000 shares of Common Stock, for aggregate consideration of $41,250, or $0.25 per share.

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

For more information about the terms of the Bridge Note, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Bridge Note” in the 2008 Form 10-K.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

The following Exhibits are being filed with this Annual Report on Form 10-Q.

In reviewing the agreements included as exhibits to this Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

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

10.1
Amendment to Tempo Mineral Lease dated January 6, 2009, between Gold Standard Royalty (Nevada) Inc., successor in interest to Bertha C. Johnson, Trustee of the Lyle F. Campbell Trust, as Lessor, and NGE, as successor to KM Exploration LTD., as successor to Gold Run, Inc. (incorporated by reference to Exhibit 10.8 to our Current Report on Form 8-K filed with the SEC on January 7, 2009)

10.2
Employment Agreement effective as of January 1, 2009, between the Company and David C. Mathewson (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 24, 2009)

31.1*	Certification of principal executive and principal financial officer pursuant to Rule 13a-14(a) and 15d-14(a)

32.1*
Certification of principal executive and principal financial officer pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002 (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)

*      Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEVADA GOLD HOLDINGS, INC.

Dated: May 20, 2009	By:	/s/ David C. Mathewson
David C. Mathewson
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of principal executive and principal financial officer pursuant to Rule 13a-14(a) and 15d-14(a)

32.1
Certification of principal executive and principal financial officer pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002 (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)