Form 10-Q
period 2009-06-30
Nevada Gold Holdings, Inc.
filed 2009-08-26
CIK 1369203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (�232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 25, 2009, there were 75,101,946 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

NEVADA GOLD HOLDINGS, INC.
(FKA NANO HOLDINGS INTERNATIONAL, INC.)
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)

ASSETS

	June 30,	December 31,
	2009	2008
		(Restated)
CURRENT ASSETS

Cash	$281,639	$-
Cash held in trust	-	253,440

Total Current Assets	281,639	253,440

OTHER ASSETS

Mining claims	35,465	20,465

Total Other Assets	35,465	20,465

TOTAL ASSETS	$317,104	$273,905

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$179,883	$247,002
Notes payable	45,397	150,000

Total Current Liabilities	225,280	397,002

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock:$0.001 par value, 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock:$0.001 par value, 300,000,000 shares authorized authorized; 75,101,946 and 72,521,946 shares issued
and outstanding, respectively	75,102	72,522
Additional paid-in capital	601,170	-
Deficit accumulated during the exploration stage	(584,448)	(195,619)

Total Stockholders' Equity (Deficit)	91,824	(123,097)

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$317,104	$273,905

The accompanying notes are an integral part of these financial statements.

NEVADA GOLD HOLDINGS, INC.
(FKA NANO HOLDINGS INTERNATIONAL, INC.)
(An Exploration Stage Company)
Consolidated Statement of Operations
(Unaudited)

			From Inception
	For the Three	For the Six	on October 7,
	Months Ended	Months Ended	2008 Through
	June 30,	June 30,	June 30,
	2009	2009	2009

REVENUES	$-	$-	$-

EXPENSES

General and administrative	233,388	388,829	512,092

Total Expenses	233,388	388,829	512,092

LOSS BEFORE INCOME TAXES	(233,388)	(388,829)	(512,092)

OTHER INCOME (EXPENSES)	-	-	-

INCOME (LOSS) BEFORE INCOME TAXES	(233,388)	(388,829)	(512,092)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(233,388)	$(388,829)	$(512,092)

BASIC AND DILUTED LOSS PER
COMMON SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER
OF COMMON SHARES OUTSTANDING -
BASIC AND DILUTED	73,811,946	72,686,946

The accompanying notes are an integral part of these financial statements

NEVADA GOLD HOLDINGS, INC.
(FKA NANO HOLDINGS INTERNATIONAL, INC.)
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
(Unaudited)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Exploration	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance at inception on
October 7, 2008	-	$-	$-	$-	$-

Common stock issued
to founders for cash
on October 7, 2008	32,000,000	32,000	-	(31,975)	25

Recapitalization pursuant to
reverse merger	39,393,946	39,394	(252,375)	(40,381)	(253,359)

Common stock issued for loan
fees on December 31, 2008	300,000	300	37,200	-	37,500

Value of conversion feature
of convertible debt	-	-	112,500	-	112,500

Common stock issued for cash
on December 31, 2008	828,000	828	102,672	-	103,500

Net loss for the period from
inception on October 7, 2008
through December 31, 2008	-	-	-	(123,263)	(123,263)

Balance, December 31, 2008	72,521,946	72,522	-	(195,619)	(123,097)

Common stock issued for cash
on March 8, 2009	330,000	330	40,920	-	41,250

Common stock and warrants issued
for cash on June 24, 2009	2,000,000	2,000	498,000	-	500,000

Common stock issued for services
rendered	250,000	250	62,250	-	62,500

Net loss for the six months
ended June 30, 2009	-	-	-	(388,829)	(388,829)

Balance, June 30, 2009	75,101,946	$75,102	$601,170	$(584,448)	$91,824

The accompanying notes are an integral part of these financial statements.

NEVADA GOLD HOLDINGS, INC.
(FKA NANO HOLDINGS INTERNATIONAL, INC.)
(An Exploration Stage Company)
Consolidated Statement of Cash Flows
(Unaudited)

		From Inception
	For the Six	on October 7,
	Months Ended	2008 Through
	June 30,	June 30,
	2009	2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(388,829)	$(512,092)
Adjustments to Reconcile Net Loss to Net Cash
Used by Operating Activities:
Common stock issued for services rendered	62,500	62,500
Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable	(67,119)	56,059

Net cash used in operating activities
	(393,448)	(393,533)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of mining claims	(15,000)	(15,000)
Change in cash held in trust	253,440	-

Net cash provided by (used in) investing activities	238,440	(15,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash	541,250	644,775
Proceeds from notes payable	-	150,000
Cash paid on notes payable	(104,603)	(104,603)

Net cash provided by financing activities	436,647	690,172

NET INCREASE IN CASH	281,639	281,639

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$281,639	$281,639
		-
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income taxes	$-	$-

NON-CASH FINANCING ACTIVITIES

Recapitalization	$-	$253,334

The accompanying notes are an integral part of these financial statements.

NEVADA GOLD HOLDINGS, INC.
(Formerly Nano Holdings, International, Inc.)
Notes to the Consolidated Financial Statements
June 30, 2009 and December 31, 2008

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Nevada Gold Holdings, Inc. (formerly known as Nano Holdings International, Inc.) was incorporated under the laws of the State of Delaware on April 16, 2004.  Nevada Gold Enterprises, Inc., was incorporated under the laws of the State of Nevada on October 7, 2008.

On December 31, 2008, Nevada Gold Acquisition Corp., a Nevada corporation formed on December 18, 2008, and a wholly owned subsidiary of Nevada Gold Holdings, Inc., merged with and into Nevada Gold Enterprises, Inc. (the “Merger”). Nevada Gold Enterprises, Inc., was the surviving corporation in the Merger. As a result of the Merger, Nevada Gold Enterprises, Inc., became a wholly-owned subsidiary of Nevada Gold Holdings, Inc.

Pursuant to the Merger, Nevada Gold Holdings, Inc. ceased operating as a distributor of party and drinking supplies and acquired the business of Nevada Gold Enterprises, Inc., to engage in the exploration and eventual development of gold mines and will continue the Company’s existing business operations as a publicly-traded company under the name Nevada Gold Holdings, Inc.

The Merger was treated as a reverse merger and recapitalization for financial accounting purposes. Nevada Gold Enterprises, Inc., is considered the acquirer for accounting purposes, and Nevada Gold Holdings, Inc. is considered the surviving company for legal purposes. Accordingly, the accompanying financial statements present the historical financial statements of Nevada Gold Enterprises, Inc., as the historical financial statements of Nevada Gold Holdings, Inc., i.e. a reverse merger. As used herein, the “Company” means Nevada Gold Holdings, Inc., a Delaware corporation, and its subsidiary, Nevada Gold Enterprises, Inc., a Nevada corporation.

NOTE 2 - GOING CONCERN

The Company's financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NEVADA GOLD HOLDINGS, INC.
(Formerly Nano Holdings, International, Inc.)
Notes to the Consolidated Financial Statements
June 30, 2009 and December 31, 2008

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

Recent Accounting Pronouncements

In May 2009, the FASB issued FAS 165, “Subsequent Events”.  This pronouncement establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). FAS 165 requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The adoption of  FAS 165 did not have a material impact on the Company’s financial condition or results of operation.

In June 2009, the FASB issued FAS 166, “Accounting for Transfers of Financial Assets” an amendment of FAS 140. FAS 140 is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets: the effects of a transfer on its financial position, financial performance , and cash flows: and a transferor’s continuing involvement, if any, in transferred financial assets. This statement must be applied as of the beginning of each reporting entity’s  first annual reporting period that begins after November 15,  2009. The Company does not expect the adoption of  FAS 166 to have an impact on the Company’s results of operations, financial condition or cash flows.

In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R) ”. FAS 167 is intended to (1) address the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FAS 166, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provided timely and useful information about an enterprise’s involvement in a variable interest entity. This statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. The Company does not expect the adoption of FAS 167 to have an impact on the Company’s results of operations, financial condition or cash flows.

NEVADA GOLD HOLDINGS, INC.
(Formerly Nano Holdings, International, Inc.)
Notes to the Consolidated Financial Statements
June 30, 2009 and December 31, 2008

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.The Company does not expect the adoption of  FAS 168 to have an impact on the Company’s results of operations, financial condition or cash flows.

NOTE 4 - SIGNIFICANT TRANSACTIONS

On December 31, 2008, the Company sold in a private placement offering an aggregate of 828,000 post-split shares of common stock for cash at $0.125 per share. On December 31, 2008, the Company also received $150,000 pursuant to a secured note payable with an unrelated party. Under the terms of this note, interest accrues at a rate of 10.0 % per annum, and the balance, including accrued interest, is due on December 31, 2009. Upon the closing of the Merger, the purchaser of the note also received 300,000 post-split shares of Common Stock under the terms of the note.  These shares were valued at $0.125 per share. On June 24, 2009, the Company prepaid $100,000 of principal on this note, and issued 200,000 shares of common stock to the holder of the note payable, as consideration for waiving certain disputed anti-dilution clauses of the note. These shares were valued at $0.25 per share. As of June 30, 2009, the total outstanding balance of the note, including accrued interest, was $45,397.

Effective March 9, 2009, the Company issued 330,000 post-split shares of common stock for cash at $0.125 per share.

On May 11, 2009, the Company entered into a consulting agreement whereby the Company receives certain investor relation and corporate communications services in exchange for the issuance of 100,000 post split shares of the Company’s common stock.  Of these shares, 50,000 were issuable upon execution of the agreement, at a value of $0.25 per share.  The remaining 50,000 shares were due to be issued on August 11, 2009, but as of the date of this report have not been physically issued.

Effective May 13, 2009, the Company’s shares of common stock were forward split on a 2 shares for 1 share basis, in the form of a stock dividend. The accompanying financial statements have been restated to reflect the forward stock split on a retro-active basis.

On June 24, 2009, the Company consummated a private placement offering whereby the Company issued 2,000,000 units in exchange for cash at $0.25 per unit.  Each unit consists of one share of common stock and one warrant to purchase one share of common stock at $0.50 per share, exercisable for a period of five years. Concurrent with the private placement offering, the Company agreed to grant an additional 200,000 warrants to the related placement agent.  Each of these warrants allow the recipient the right to purchase one share of the Company’s common stock at a price of $0.25 per share, for a period of up to five years.

NOTE 5 -  CORRECTION OF AN ERROR

The Company has restated its previously issued December 31, 2008 balance sheet and statement of stockholders’ equity due to errors discovered pertaining to an overstatement of accounts payable and accrued expenses and an understatement of notes payable and general and administrative expenses. The accompanying financial statements for the period ended June 30, 2009 have restated the results as of and for the year ended December 31, 2008 so as to reflect the corrections.  The effects on the Company’s previously issued December 31, 2008 financial statements is summarized as follows:

	As
	Previously	As	Increase
December 31, 2008	Reported	Restated	(Decrease)

Current assets	$253,440	$253,440	$-
Total assets	273,905	273,905	-
Accounts payable and accrued expenses	363,996	247,002	(116,994)
Notes payable	-	150,000	150,000
Total liabilities	363,996	397,002	33,006
Total stockholders’ equity	(90,091)	(123,097)	33,006

For the Year Ended
December 31, 2008

Revenues	$-	$-	$-
General and administrative expense	90,282	123,263	32,981
Net loss	(90,282)	(123,263)	(32,981)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

For the three months ended June 30, 2009

We were incorporated on October 7, 2008 accordingly we are unable to present comparative numbers from corresponding periods of the 2008 fiscal year. During the three months ended June 30, 2009, we incurred general and administrative expenses of $233,388. The expenses were primarily legal, accounting and other professional fees incurred in connection with our merger with Nevada Gold Enterprises, Inc. and the related public filings, as well similar expenses pertaining to a subsequent equity offering. These factors resulted in a net loss of $233,388 for the three months ended June 30, 2009.

For the six months ended June 30, 2009

We were incorporated on October 7, 2008 accordingly we are unable to present comparative numbers from corresponding periods of the 2008 fiscal year. During the six months ended June 30, 2009, we incurred general and administrative expenses of $388,829. These expenses were primarily legal, accounting and other professional fees incurred in connection with our merger with Nevada Gold Enterprises, Inc. and the related public filings, as well similar expenses pertaining to a subsequent equity offering. These factors resulted in a net loss of $388,829 for the six months ended June 30, 2009.

From inception through June 30, 2009

From inception on October 7, 2008 through June 30, 2009, we incurred general and administrative expenses of $512,092. The expenses were primarily legal, accounting and other professional fees incurred in connection with our merger with Nevada Gold Enterprises, Inc. and the related public filings. This figure also includes $112,500 for the value of the convertible feature attached to the convertible debt. These factors resulted in a net loss of $512,092 for the period from inception on October 7, 2009 through June 30, 2009.

Plan of Operations

We intend to conduct a phased exploration program on our Tempo property, which currently is at the very early stages of exploration. The follow-up stages of our exploration programs are dependent upon the results obtained during the earlier stages.

Approximately $26,000 has been spent on our exploration program through June 30, 2009. We estimate that we will require a minimum of $250,000 for the initial phase 1 of our exploration program on Tempo through December 31, 2009, as it is currently planned, and our estimated administrative expenses, lease payments and estimated claim maintenance costs. Our current cash reserves will be not sufficient to fund our operations for the next twelve months. Accordingly, we will need to seek additional financing.

In addition, depending upon additional financing, we expect to commence phase 2 later in 2009, or early 2010, to follow up on expected positive phase 1 drill results, and we also intend to seek out and acquire additional mining prospects in Nevada and elsewhere. In the event that we acquire additional mining prospects, we may decide to, accordingly, modify our planned exploration programs for our existing properties.

We intend to conduct our exploration activities by leasing equipment and by contracting with third parties for various services on an as-needed basis. At this time, we do not anticipate purchasing any equipment, although this may change depending upon the success of our exploration activities. We believe that necessary equipment and operators for our exploratory activities are available from several local sources in Elko and Reno, Nevada.

A detailed description of our property may be found in the section captioned “Properties” in our 2008 Annual Report on Form 10-K.

 Exploration Program for Tempo Mineral Prospect Property

A detailed gravity survey to expand and enhance the existing inadequately-detailed gravity data has been completed.  This survey, in combination with existing geological and geochemical data, indicates several, previously unrecognized target opportunities. Several drill targets have been identified and are planned to be drilled this fall.  60 new claims have been staked in addition to the original 146 claims in order to obtain the necessary mineral rights to drill some of the identified target opportunities and to secure the flanks of this district-scale opportunity.   Phase 1 drilling will consist of four or five exploratory holes to a depth of up to approximately 1,500 feet each.  An NOI (notice of intent) has been submitted to the BLM (Bureau of Land Management) for a composite 10 hole drill program, and is pending their expected approval to commence the drill program.  The estimated reclamation bond for this initial phase 1 and 2 program is about $15,000 as existing roads will be used for access.  The Phase 1 drill program is estimated to be $250,000 consisting of:

•	Reclamation bonding, construction of access and drill sites; $25,000

•	Drilling costs at approximately $25 per foot, for a total of $170,000; and

•	Drill-hole assaying is expected to cost $30,000.

•	Contract geologist supervision of drill program: $25,000.

At this time, we are unable to estimate the costs of continuing our exploration program on this property past the initial stage, but are confident about positive results and the desirability of commencing the phase 2 exploration on Tempo early in 2010.  With the probable acquisition of additional prospect opportunities within the very prospective north-central Nevada region, and associated necessary exploration work to identify and pursue new target opportunities, we fully expect to expend approximately $1 million in our 2009 and 2010 exploration program.

Liquidity and Capital Resources

At June 30, 2009, we had $281,639 in cash on hand and $225,280 in current liabilities. We used $393,448 and $393,533 of cash in our operating activities during the six months ended June 30, 2009 and from inception through June 30, 2009, respectively. We also used $15,000 to purchase mining claims during those same periods.

The Company’s cash requirements were satisfied primarily though the sale of shares of our common stock, and debt financing. We received $541,250 and $644,775 during the six months ended June 30, 2009 and from inception through June 30, 2009, respectively. In addition, we borrowed $150,000 from an unrelated third-party lender in a note that accrues interest at a rate of 10.0% per annum. We made a $104,603 payment on the notes leaving a balance, including accrued interest, of $45,397 at June 30, 2009. We estimate that we will require approximately $500,000 for our operating requirements in the next 12 months. We presently have not identified any source for those funds and there is no guarantee that we will be successful in obtaining the funds we require.

Item 4T.	Controls and Procedures.

Under the supervision and with the participation of our sole officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2009 (the “Evaluation Date”).  Based on this evaluation, our sole officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective to ensure that the information relating to us, including our consolidated subsidiaries, required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our sole officer, as appropriate to allow timely decisions regarding required disclosure.

We are a small organization with limited personnel. We were unable to implement an effective system of disclosure controls and procedures as of the Evaluation Date. We expect to develop a system of disclosure controls and procedures during the remainder of 2009 as we expand our business and develop our mining claims.

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

David C. Mathewson, our Chief Executive Officer, President, Secretary, Treasurer, Chief Geologist and Director, has been notified by letter from counsel representing ten convertible note holders of Gold Run, Inc., a Delaware corporation (“Gold Run”), of which Mr. Mathewson formerly was a director, of their intention to commence an action against Gold Run and Mr. Mathewson in the event that they are not made whole in respect of the notes.  The notes issued by Gold Run are alleged to be in the aggregate amount of $167,200.  As discussed in our Annual Report on Form 10-K for the year ended December 31, 2008, our sole property, the lease on the Tempo Mineral Prospect, was originally between the lessor thereunder and Gold Run as lessee.  The lease was assigned by Gold Run to KM Exploration Ltd., a Nevada limited liability company (“KM”) on August 14, 2008, and was subsequently assigned by KM to our subsidiary, Nevada Gold Enterprises, Inc., as of December 15, 2008.  It is our understanding that KM acquired the Tempo lease from Gold Run as a result of Gold Run’s failure to satisfy its obligations under a Funding Obligation Agreement between Mr. Mathewson and Gold Run; that Gold Run defaulted on its obligations under the Funding Obligation Agreement due to Gold Run’s inability to raise financing; that as a result of such default, in accordance with the express remedy provided in the Funding Obligation Agreement, Gold Run assigned to KM its interest in the Tempo lease; and that this assignment of the Tempo lease to KM pursuant to the Funding Obligation Agreement was approved by Gold Run’s Board of Directors, without the participation of Mr. Mathewson.  The letter received by Mr. Mathewson from the note holders alleges that Gold Run had contractual and fiduciary duties to the note holders that were breached when Gold Run transferred its assets to an entity controlled by its director, Mr. Mathewson, and alleges entitlement to unspecified damages and to an accounting and possible entitlement to recovery of part or all of the value of the lease or to impose a constructive trust thereon, to consequential and punitive damages.

The Company is not addressed in the letter, nor does the letter threaten litigation against the Company.  In the event that any such litigation should be brought against the Company or should involve the Company’s assets, although there can be no assurance as to the ultimate outcome, we believe we would have a meritorious defense and would deny liability, and we would intend to defend vigorously any such case. However, the amount, or range, of reasonably possible losses in connection with any such action could have a material adverse effect on the Company’s consolidated financial condition, results of operations and/or cash flows.

Item 1A.	Risk Factors.

There have been no material changes from Risk Factors as previously disclosed in our 2008 Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On December 31, 2008, the Company sold in a private placement offering (the “Bridge PPO”) (a) an aggregate of 414,000 (828,000 after giving effect to the Stock Split referred to below) shares of its common stock to a total of 13 investors, for aggregate consideration of $103,500, or $0.25 ($0.125 after giving effect to the Stock Split) per share, and (b) $150,000 principal amount of a promissory note (the “Bridge Note”), for consideration of $150,000, in each case before deducting expenses related to the offering. Upon the closing of the Merger, the purchaser of the Bridge Note also received 150,000 (300,000 after giving effect to the Stock Split) shares of Common Stock under the terms of the Bridge Note.

On March 9, 2009, NGHI held a second closing of the Bridge PPO for 165,000 (330,000 after giving effect to the Stock Split) shares of Common Stock, for aggregate consideration of $41,250, or $0.25 ($0.125 after giving effect to the Stock Split) per share.

The securities sold in the Bridge PPO were exempt from registration under the Securities Act of 1933 because they were sold to (i) accredited investors as defined under Regulation D promulgated by the SEC and (ii) non-U.S. persons as defined under Regulation S promulgated by the SEC, and otherwise in accordance with the provisions of Rule 506 of Regulation D and/or Regulation S.

For more information about the terms of the Bridge Note, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Bridge Note” in the 2008 Form 10-K.

The Company entered into a consulting agreement as of May 11, 2009, with respect to the provision of investor relations and corporate communications services, pursuant to which it agreed to issue to the consultant an aggregate of 100,000 (after giving effect to the Stock Split) shares of Common Stock, with 50,000 shares due on signing and 50,000 due after 90 days.  The shares issued and to be issued to the consultant were exempt from registration under the Securities Act under Section 4(2) thereof as not involving any public offering.

On May 13, 2009, the Company effected a 2-for-1 forward split of its Common Stock in the form of a stock dividend (the “Stock Split”), resulting in the issuance of  39,291,973 shares of Common Stock to then existing stockholders.  The Common Stock issued in the dividend was exempt from registration under the Securities Act of 1933.

On June 24, 2009, the Company sold in a private placement offering (the “PPO”) 2,000,000 units of its securities (the “PPO Units”) to one investor, at a purchase price of $0.25 per PPO Unit, for aggregate consideration of $500,000 before deducting expenses related to the PPO.  Each PPO Unit consisted of (i) one share of Common Stock and (ii) a warrant to purchase one share of Common Stock, exercisable for a period of five years at an exercise price of $0.50 per share.  The securities sold in the PPO were exempt from registration under the Securities Act of 1933 because they were sold to an accredited investor as defined under Regulation D and otherwise in accordance with the provisions of Rule 506 of Regulation D.

In connection with the PPO, the Company entered into a Placement Agency Agreement with Gottbetter Capital Markets, LLC (the “Placement Agent”), in which the Company agreed (i) to pay a cash fee to the Placement Agent equal to 10% of the gross proceeds from the sale of PPO Units to investors introduced to the Company by the Placement Agent and 2% of the gross proceeds from the sale of PPO Units to any other investors, and (ii) to issue to the Placement Agent warrants to purchase a number of shares of Common Stock equaling 10% of the PPO Units sold to investors introduced to the Company by the Placement Agent and 2% of the PPO Units sold to any other investors, exercisable for a period of five years at an exercise price of $0.50 per share.  In connection with the closing on June 24, 2009, the Placement Agent earned a cash fee of $10,000 and warrants to purchase 200,000 shares of Common Stock.

From the proceeds of the PPO, $100,000 principal amount of the Bridge Note was repaid, together with $4,602.74 of accrued interest thereon.  Further, the Company agreed with the holder of the Bridge Note that in consideration of this prepayment, and the issuance to the holder of the Bridge Note of an additional 200,000 shares of Common Stock, no adjustment under the Bridge Note will be made to the conversion price therein as a result of the issuance and sale by the Company of shares of Common Stock for a consideration per share of $0.25 ($0.125 after giving effect to the Stock Split) on December 31, 2008, and March 9, 2009, nor as a result of the PPO closing on June 24, 2009, or any subsequent issuance of PPO Units, up to a maximum of 8,000,000 PPO Units in the aggregate, nor as a result of any other events that occurred up to that time.  The Common Stock so issued was exempt from registration under the Securities Act of 1933 because it was sold to an accredited investor as defined under Regulation D and otherwise in accordance with the provisions of Rule 506 of Regulation D.

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

In reviewing the agreements included as exhibits to this Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

●	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate;

●	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

●	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

●	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

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

10.1*
Form of Subscription Agreement in connection with the Company’s private placement offering of units of securities, each unit consisting of  one share of the Company’s Common Stock and a warrant to purchase one share of Common Stock

10.2*	Form of Amendment to Subscription Agreement

10.3*	Form of Warrant to Purchase Common Stock

31.1*	Certification of principal executive and principal financial officer pursuant to Rule 13a-14(a) and 15d-14(a)
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

NEVADA GOLD HOLDINGS, INC.

Dated: August 26, 2009	By:	/s/ David C. Mathewson
David C. Mathewson
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description

10.1
Form of Subscription Agreement in connection with the Company’s private placement offering of units of securities, each unit consisting of  one share of the Company’s Common Stock and a warrant to purchase one share of Common Stock

10.2	Form of Amendment to Subscription Agreement
10.3	Form of Warrant to Purchase Common Stock
31.1	Certification of principal executive and principal financial officer pursuant to Rule 13a-14(a) and 15d-14(a)
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