Form 10-Q
period 2009-09-30
Nevada Gold Holdings, Inc.
filed 2009-11-17
CIK 1369203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to

Commission File Number:  333-140148

Nevada Gold Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-3724068
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1640 Terrace Way, Walnut Creek, CA	94597
(Address of principal executive offices)	(Zip Code)

(925) 930-0100
(Registrant’s telephone number, including area code)

1265 Mesa Drive, Fernley, Nevada  89408
(775) 835-6177
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

As of November 16, 2009, there were 76,151,946 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.      Financial Statements.

NEVADA GOLD HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)

	September 30,	December 31,
	2009	2008
		(Restated)
ASSETS

CURRENT ASSETS

Cash	$278,212	$-
Cash held in trust	-	253,440

Total Current Assets	278,212	253,440

OTHER ASSETS

Mining reclamation bond	15,444	-

Total Other Assets	15,444	-

TOTAL ASSETS	$293,656	$253,440

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable and accrued expenses	$20,353	$247,002
Notes payable	-	150,000

Total Current Liabilities	20,353	397,002

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock:$0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock:$0.001 par value, 300,000,000 shares authorized authorized; 76,151,946 and 72,521,946 shares issued and outstanding, respectively	76,152	72,522
Additional paid-in capital	862,620	-
Deficit accumulated during the exploration stage	(665,469)	(216,084)

Total Stockholders' Equity (Deficit)	273,303	(143,562)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$293,656	$253,440

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA GOLD HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

			From Inception
	For the Three	For the Nine	on October 7,
	Months Ended	Months Ended	2008 Through
	September 30,	September 30,	September 30,
	2009	2009	2009

REVENUES	$-	$-	$-

COSTS AND EXPENSES

General and administrative	148,196	434,385	630,004

Exploration costs	15,000	15,000	35,465

Total Costs and Expenses	163,196	449,385	665,469

LOSS BEFORE INCOME TAXES	(163,196)	(449,385)	(665,469)

OTHER INCOME (EXPENSES)	-	-	-

INCOME (LOSS) BEFORE INCOME TAXES	(163,196)	(449,385)	(665,469)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(163,196)	$(449,385)	$(665,469)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	75,232,381	73,622,605

The accompanying notes are an integral part of these consolidated financial statements

NEVADA GOLD HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statements of Stockholders' Equity (Deficit)
(Unaudited)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Exploration	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance at inception on October 7, 2008	-	$-	$-	$-	$-

Common stock issued to founders for cash on October 7, 2008	32,000,000	32,000	-	(31,975)	25

Recapitalization pursuant to reverse merger	39,393,946	39,394	(252,372)	(40,381)	(253,359)

Common stock issued for loan fees	300,000	300	37,200	-	37,500

Value of conversion feature of convertible debt	-	-	112,500	-	112,500

Common stock issued for cash	828,000	828	102,672	-	103,500

Net loss for the period from inception on October 7, 2008, through December 31, 2008	-	-	-	(143,728)	(143,728)

Balance, December 31, 2008	72,521,946	72,522	-	(216,084)	(143,562)

Common stock issued for cash	3,330,000	3,330	787,920	-	791,250

Common stock issued for services rendered	300,000	300	74,700	-	75,000

Net loss for the nine months ended September 30, 2009	-	-	-	(449,305)	(449,305)

Balance, September 30, 2009	76,151,946	$76,152	$862,620	$(665,469)	$273,303

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA GOLD HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

		From Inception
	For the Nine	on October 7,
	Months Ended	2008 Through
	September 30,	September 30,
	2009	2009
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(449,385)	$(665,469)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities:
Common stock issued for services rendered	75,000	75,000
Changes in Operating Assets and Liabilities:
Accounts payable	(226,649)	(10,625)

Net cash used in operating activities	(601,034)	(601,094)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of mining reclamation bond	(15,444)	(15,444)
Relocation of cash held in trust	253,440	-

Net cash provided by (used in) investing activities	237,996	(15,444)

CASH FLOWS FROM FINANCING ACTIVITIES

Common stock issued for cash	791,250	894,750
Proceeds from notes payable	-	150,000
Cash paid on notes payable	(150,000)	(150,000)

Net cash provided by financing activities	641,250	894,750

NET INCREASE IN CASH	278,212	278,212

CASH AT BEGINNING OF PERIOD	-	-

CASH AT END OF PERIOD	$278,212	$278,212

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-
Income taxes	$-	$-

NON-CASH FINANCING ACTIVITIES

Recapitalization	$-	$253,334

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA GOLD HOLDINGS, INC.
Notes to the Consolidated Financial Statements
September 30, 2009 and December 31, 2008

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

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

In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”. FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of FAS 168 did not have a material impact on the Company’s results of operations, financial condition, or cash flows.

NOTE 4 - SIGNIFICANT TRANSACTIONS

On December 31, 2008, the Company sold in a private placement offering an aggregate of 828,000 shares of common stock for cash at $0.125 per share. On December 31, 2008, the Company also received $150,000 pursuant to a secured note payable with an unrelated party. Under the terms of this note, interest accrues at a rate of 10.0 % per annum, and the balance, including accrued interest, is due on December 31, 2009. Upon the closing of the Merger, the purchaser of the note also received 300,000 shares of Common Stock under the terms of the note.  These shares were valued at $0.125 per share.  On June 24, 2009, the Company prepaid $100,000 of principal on this note, and issued 200,000 shares of common stock to the holder of the note payable, as consideration for waiving certain disputed anti-dilution clauses of the note. These shares were valued at $0.25 per share. As of September 30, 2009, the Company had repaid the note principal and interest in full, and held no further obligations under the terms of the note.

Effective March 9, 2009, the Company issued 330,000 shares of common stock for cash at $0.125 per share.

On May 11, 2009, the Company entered into a consulting agreement whereby the Company receives certain investor relation and corporate communications services in exchange for the issuance of 100,000 shares of the Company’s common stock.  Of these shares, 50,000 were issued upon execution of the agreement, at a value of $0.25 per share.  The remaining 50,000 shares were issued on August 26, 2009, also at $0.25 per share.

Effective May 13, 2009, the Company’s shares of common stock were forward split on a 2 shares for 1 share basis, in the form of a stock dividend. The accompanying financial statements have been restated to reflect the forward stock split on a retro-active basis.

On June 24, 2009, the Company consummated a private placement offering whereby the Company issued 2,000,000 units in exchange for cash at $0.25 per unit (for net proceeds of $500,000).  Each unit consists of one share of common stock and one warrant to purchase one share of common stock at $0.50 per share, exercisable for a period of five years. Concurrent with the private placement offering, the Company agreed to grant an additional 200,000 warrants to the related placement agent, which were valued at $44,456 using the Black-Scholes options pricing model assuming common stock volatility of 153% and a risk-free rate of 3.94.  Each of these warrants allows the recipient the right to purchase one share of the Company’s common stock at a price of $0.25 per share, for a period of up to five years.  The Company performed an analysis of the 2,000,000 warrants using the Black-Scholes options pricing model, assuming common stock volatility of 153% and a risk-free rate of 3.94%, resulting in an aggregate relative fair value of $235,327.  The warrants were deemed not to be derivatives.

On September 18, 2009, the Company consummated a private placement offering whereby the Company issued 1,000,000 units in exchange for cash at $0.25 per unit (for net proceeds of $250,000).  Each unit consists of one share of common stock and one warrant to purchase one share of common stock at $0.50 per share, exercisable for a period of five years.  Each of these warrants allows the recipient the right to purchase one share of the Company’s common stock at a price of $0.25 per share, for a period of up to five years.  The Company performed an analysis of the warrants using the Black-Scholes options pricing model, assuming common stock volatility of 134% and a risk-free rate of 3.94%, resulting in an aggregate relative fair value of $109,474.  The warrants were deemed not to be derivatives.

In connection with the private placement offering, the Company had previously entered into a Placement Agency Agreement with Gottbetter Capital Markets, LLC (the “Placement Agent”), in which the Company agreed (i) to pay a cash fee to the Placement Agent equal to 10% of the gross proceeds from the sale of PPO Units to investors introduced to the Company by the Placement Agent and 2% of the gross proceeds from the sale of PPO Units to any other investors, and (ii) to issue to the Placement Agent warrants to purchase a number of shares of Common Stock equaling 10% of the PPO Units sold to investors introduced to the Company by the Placement Agent and 2% of the PPO Units sold to any other investors, exercisable for a period of five years at an exercise price of $0.50 per share.  In connection with the closing on September 18, 2009, the Placement Agent earned a cash fee of $5,000 and warrants to purchase 20,000 shares of Common Stock.  The Company valued these warrants at $2,181, pursuant to the Black-Scholes options pricing model.

NOTE 5 -  CORRECTION OF AN ERROR
The Company will restate issued balance sheets, statements of operations and statements of cash flows contained in the financial statements referred to above for matters related to the following errors: (i) an overstatement of accounts payable and accrued expenses at December 31, 2008, and March 31 and June 30, 2009, (ii) an understatement of general and administrative expenses for the period from inception through December 31, 2008, (iii)  an overstatement of cash held in trust at December 31, 2008, and an understatement of notes payable at March 31, 2009, and  (iv) the incorrect valuation of the Tempo Mineral Prospect.

Following is a description of the errors related to the overstatement of accounts payable and accrued expenses at December 31, 2008, and March 31 and June 30, 2009, and the understatement of general and administrative expenses for the period from inception through December 31, 2008:  The Company overstated accounts payable due to the Company’s accounting consultant misconstruing certain transactions taking place within the Company’s trust account, which is maintained by an external accountant.  Certain cash payments on prior period liabilities were incorrectly recorded as accruals of new accounts payable and accrued expenses.  Company understated general and administrative expenses, as certain expense payments were incorrectly recorded as accruals of liabilities.

Following is a description of the error related to the overstatement of cash held in trust at December 31, 2008, and an understatement of notes payable at March 31, 2009:  The Registrant overstated its cash held in trust at December 31, 2008, by including the proceeds of the $150,000 Bridge Note described in the Super 8-K.  The proceeds of the Bridge Note were not actually received by the Registrant until January 7, 2009, and should not have been included in cash held in trust at December 31, 2008.  The Registrant understated notes payable at March 31, 2009, by failing to include the $150,000 Bridge Note.  (As reported in the Form 10-Q for the quarter ended June 30, 2009, on June 24, 2009, the Registrant prepaid $100,000 of principal on the bridge Note, and the balance was correctly reflected at June 30, 2009.)

Following is a description of the error related to the incorrect valuation of the Tempo Mineral Prospect:  The asset was originally valued at the predecessor owner’s cost of $20,465.  In accordance with SEC Staff guidance, since there has not been a final or bankable feasibility study and the designation of proven and probable reserves, the Tempo Mineral Prospect is expected to be assigned no fair value at December 31, 2008, and subsequent balance sheet dates.

The effects on the Company’s previously issued consolidated financial statements for the fiscal year ended December 31, 2008, of the errors related to the overstatement of accounts payable and accrued expenses, the understatement of general and administrative expenses and the incorrect valuation of the Tempo Mineral Prospect are summarized as follows:

	As
	Previously	As	Increase
December 31, 2008	Reported	Restated	(Decrease)

Cash held in trust	$253,440	$253,440	$-
Total current assets	253,440	253,440	-
Mining claims	20,465	-	(20,465)
Total assets	273,905	253,440	20,465)
Accounts payable and accrued
expenses	363,996	247,002	(116,994)
Total liabilities	363,996	397,002	33,006
Total stockholders’ equity (deficit)	(90,091)	(143,562)	(53,471)

For the Year Ended December 31, 2008

Exploration costs	-	20,465	20,465
General and administrative expense	90,282	123,263	32,981
Net loss	(90,282)	(143,728)	(53,446)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

For the three months ended September 30, 2009

We were incorporated on October 7, 2008. Accordingly we are unable to present comparative numbers from corresponding periods of the 2008 fiscal year.

During the three months ended September 30, 2009, we incurred general and administrative expenses of $148,196. The expenses were primarily legal, accounting and other professional fees incurred in connection with our merger with Nevada Gold Enterprises, Inc. and the related public filings, as well as similar expenses pertaining to a subsequent equity offering. The Company also incurred exploration costs in the amount of $15,000.  These factors resulted in a net loss of $163,196 for the three months ended September 30, 2009.

For the nine months ended September 30, 2009

We were incorporated on October 7, 2008. Accordingly we are unable to present comparative numbers from corresponding periods of the 2008 fiscal year.

During the nine months ended September 30, 2009, we incurred general and administrative expenses of $434,385. These expenses were primarily legal, accounting and other professional fees incurred in connection with our merger with Nevada Gold Enterprises, Inc. and the related public filings, as well similar expenses pertaining to a subsequent equity offering. The Company also incurred exploration costs in the amount of $15,000.  These factors resulted in a net loss of $449,385 for the nine months ended September 30, 2009.

From inception through September 30, 2009

From inception on October 7, 2008 through September 30, 2009, we incurred general and administrative expenses of $630,004. The expenses were primarily legal, accounting and other professional fees. This figure also includes $112,500 for the value of the convertible feature attached to the convertible debt. The Company also incurred $35,465 in exploration costs.  These factors resulted in a net loss of $665,469 for the period from inception on October 7, 2009 through September 30, 2009.

Liquidity and Capital Resources

At September 30, 2009, we had $278,212 in cash on hand and $20,353 in current liabilities. We used $601,034 and $601,094 of cash in our operating activities during the nine months ended September 30, 2009 and from inception through September 30, 2009, respectively. We also used $15,444 for a mining reclamation bond during those same periods.

The Company’s cash requirements were satisfied primarily though the sale of shares of our common stock, and debt financing. We received $791,250 and $894,750 during the nine months ended September 30, 2009 and from inception through September 30, 2009, respectively. In addition, we borrowed $150,000 from an unrelated third-party lender in a note that accrued interest at a rate of 10.0% per annum. We repaid this note in full, including all accrued interest, during the nine months ended September 30, 2009. We estimate that we will require approximately $500,000 for our operating requirements in the next 12 months. We presently have not identified any source for those funds and there is no guarantee that we will be successful in obtaining the funds we require.

Item 4T.  Controls and Procedures.

Under the supervision and with the participation of our sole officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2009 (the “Evaluation Date”).  Based on this evaluation, our sole officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective to ensure that the information relating to us, including our consolidated subsidiaries, required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our sole officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

From time to time we may be involved in claims arising in connection with our business. There can be no assurance as to the ultimate outcome of any such claim. The amount of reasonably possible losses in connection with any actions that may be brought against us could be material to our consolidated financial condition, operating results and/or cash flows.

As of the date of this Report, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject, nor are there any such proceedings known to be contemplated by governmental authorities.

Item 1A.     Risk Factors.

There have been no material changes from Risk Factors as previously disclosed in our 2008 Form 10-K.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

On September 18, 2009, the Company sold in a private placement offering (the “PPO”) 1,000,000 units of its securities (the “PPO Units”) to one investor, at a purchase price of $0.25 per PPO Unit, for aggregate consideration of $250,000 before deducting expenses related to the PPO.  Each PPO Unit consisted of (i) one share of Common Stock and (ii) a warrant to purchase one share of Common Stock, exercisable for a period of five years at an exercise price of $0.50 per share.  The securities sold in the PPO were exempt from registration under the Securities Act of 1933 because they were sold to an accredited investor as defined under Regulation D and otherwise in accordance with the provisions of Rule 506 of Regulation D.

In connection with the PPO, the Company had previously entered into a Placement Agency Agreement with Gottbetter Capital Markets, LLC (the “Placement Agent”), in which the Company agreed (i) to pay a cash fee to the Placement Agent equal to 10% of the gross proceeds from the sale of PPO Units to investors introduced to the Company by the Placement Agent and 2% of the gross proceeds from the sale of PPO Units to any other investors, and (ii) to issue to the Placement Agent warrants to purchase a number of shares of Common Stock equaling 10% of the PPO Units sold to investors introduced to the Company by the Placement Agent and 2% of the PPO Units sold to any other investors, exercisable for a period of five years at an exercise price of $0.50 per share.  In connection with the closing on September 18, 2009, the Placement Agent earned a cash fee of $5,000 and warrants to purchase 20,000 shares of Common Stock.

From the proceeds of the PPO, the remaining $50,000 principal amount of the originally $150,000 promissory note issued by the company in a private placement on December 31, 2008, was repaid, together with $3,479.45 of accrued interest thereon.

Item 3.        Defaults upon Senior Securities.

None.

Item 4.        Submission of Matters to a Vote of Security Holders.

None.

Item 5.        Other Information.

None.

Item 6.        Exhibits.

The following Exhibits are being filed with this Quarterly Report on Form 10-Q.

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-Q and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov. See “Available Information.”

Exhibit
Number	Description

10.1*
Form of Subscription Agreement in connection with the Company’s private placement offering of units of securities, each unit consisting of one share of the Company’s Common Stock and a warrant to purchase one share of Common Stock

10.2*	Form of Warrant to Purchase Common Stock

31.1*	Certification of principal executive and principal financial officer pursuant to Rule 13a-14(a) and 15d-14(a)

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

NEVADA GOLD HOLDINGS, INC.

Dated: November 17, 2009	By:	/s/ David Rector
David Rector
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.1
Form of Subscription Agreement in connection with the Company’s private placement offering of units of securities, each unit consisting of  one share of the Company’s Common Stock and a warrant to purchase one share of Common Stock

10.2	Form of Warrant to Purchase Common Stock

31.1	Certification of principal executive and principal financial officer pursuant to Rule 13a-14(a) and 15d-14(a)

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