Form 10-K
period 2009-12-31
Nevada Gold Holdings, Inc.
filed 2010-04-15
CIK 1369203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For fiscal year ended: December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _______________ to _______________

Commission file number:  333-140148

Nevada Gold Holdings, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-3724068
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1640 Terrace Way Walnut Creek, California	94597
(Address of principal executive offices)	(Postal Code)

Registrant’s telephone number, including area code:  (775) 835-6177

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:  Common Stock, Par Value of $0.001 Per Share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company.  See the definitions of the “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large Accelerated Filer ☐                                                    Accelerated Filer ☐
Non-Accelerated Filer ☐                                                      Smaller reporting company ☒
                       (Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

On June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, 48,121,946 shares of its Common Stock, $0.001 par value per share (its only class of voting or non-voting common equity) were held by non-affiliates of the registrant.  The market value of those shares was $10,586,828, based on the last sale price of $0.22 per share of the Common Stock on that date.  For this purpose, shares of Common Stock beneficially owned by each executive officer and director of the registrant [and each beneficial owner of 10% or more of the Common Stock outstanding] have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 14, 2010, there were 76,430,476 shares of the registrant's common stock, par value $0.001, issued and outstanding.

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
Telephone: 212-400-6900
Facsimile: 212-400-6901

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

Name Change and Capital Increase

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

As used in this Report, unless otherwise stated or the context clearly indicates otherwise, the term “Nano Holdings” refers to Nevada Gold Holdings, Inc., before giving effect to the Merger (defined below), the term “NGE” refers to Nevada Gold Enterprises, Inc., a Nevada corporation formed on October 7, 2008, before giving effect to the Merger, the term “NGHI” refers to Nevada Gold Holdings, Inc., after giving effect to the Merger, and the terms “Company,” “we,” “us,” and “our” refer to Nevada Gold Holdings, Inc., and its wholly-owned subsidiary, NGE, after giving effect to the Merger.

Stock Splits

Our Board of Directors authorized a 30.30303-for-1 forward split of our common stock, par value $0.001 per share (“Common Stock”), in the form of a stock dividend (the “2008 Stock Split”), which was paid on November 21, 2008, to Holders of record on November 19, 2008.  Our Board of Directors authorized a 2-for-1 forward split of our Common Stock, in the form of a stock dividend (the “2009 Stock Split”), which was paid on May 12, 2009, to Holders of record on May 8, 2009. All share and per share numbers in this Report relating to the Common Stock have been adjusted to give effect to these stock splits, unless otherwise stated.

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

Pursuant to the Merger, we ceased operating as a distributor of party and drinking supplies and acquired the business of NGE to engage in the exploration and eventual development of gold mines and have continued NGE’s existing business operations as a publicly-traded company under the name Nevada Gold Holdings, Inc.  See “Split-Off Agreement” below.

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

The Merger Agreement contains a post-closing adjustment to the number of shares of Company Common Stock issued to the former NGE stockholders, in an amount up to 500,000 shares of Company Common Stock, to be issued to the former NGE stockholders on a pro rata basis for any breach of the Merger Agreement by Nevada Gold Holdings, Inc., discovered during the two-year period following the Closing Date. In order to secure the indemnification obligations of NGE under the Merger Agreement, 5% of the shares of Company Common Stock to which the principal former NGE stockholder (David Mathewson, who was also subsequent to the Merger our sole director, Chief Executive Officer and President, and who is now still a director of the Company) is entitled in exchange for his shares of NGE in connection with the Merger will be held in escrow for a period of two years pursuant to an escrow agreement.

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

The issuance of shares of Common Stock to holders of NGE’s capital stock in connection with the Merger was not registered under the Securities Act, in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated by the SEC under that section, which exempt transactions by an issuer not involving any public offering. These securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirement.

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

Private Placements

On December 31, 2008, NGHI closed a private placement (the “Bridge PPO”) of (a) 414,000 shares of Common Stock, at a purchase price of $0.25 per share, and (b) $150,000 principal amount of its 10% Secured Convertible Promissory Note (the “2008 Bridge Note”), at a purchase price of par, for aggregate gross proceeds of $253,500, before deducting expenses related to the offerings.  Upon the closing of the Merger, the purchaser of the 2008 Bridge Note also received 150,000 shares of Common Stock under the terms of the 2008 Bridge Note.  (The 2008 Bridge Note has subsequently been repaid; see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – 2008 Bridge Note” for more information.)

On March 9, 2009, NGHI held a second closing of the Bridge PPO for 165,000 shares of Common Stock, at a purchase price of $0.25 per share.

As an inducement to certain investors to purchase Common Stock in the Bridge PPO, the principal former NGE stockholder (David Mathewson, who was then our Chief Executive Officer, President and sole director and is now our director) agreed to transfer to those investors in private transactions an aggregate of 3,210,000 shares of the Company Common Stock that he received in the Merger.

On June 24, 2009, we closed a private placement (the “2009 PPO”) of 2,000,000 units of our securities, at a purchase price of $0.25 per unit, each unit consisting of one share of Common Stock and a warrant to purchase one share of Common Stock for a period of five years, at an exercise price of $0.50 per share, for gross proceeds of $500,000.

On September 18, 2009, we held a second closing of the 2009 PPO for 1,000,000 of the same units on the same terms, for gross proceeds of $250,000.

On December 10, 2009, we borrowed $100,000 under a bridge loan note (the “2009 Bridge Note”) from a private institution. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – 2009 Bridge Note” for more information.

On February 5, 2010, we entered into a financing arrangement with JMJ Financial (the “Investor”), pursuant to which the Investor may lend us up to $3,200,000.  We issued convertible promissory notes to the Investor in an aggregate principal amount of $3,200,000 (the “2010 Notes”).  We received $200,000 from the Investor on February 5, 2010.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – 2010 Notes” for more information.

These offerings and issuances were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”). The Bridge PPO and the 2009 PPO were exempt in reliance upon Regulation D and Regulation S promulgated by the SEC under the Act and were sold only to “accredited investors,” as defined in Regulation D and non-“U.S. persons” as defined in Regulation S.  The issuances of the 2008 Bridge Note, the 2009 Bridge Note and of the 2010 Notes were exempt from registration under Section 4(2) of the Act as not involving any public offering.  These securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirement. Additional information concerning the Bridge PPO, the 2008 Bridge Note, the 2009 PPO, the 2009 Bridge Note and the 2010 Notes is presented below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Lock-up Agreements and Other Restrictions

In connection with the Merger, David Mathewson, the then sole officer, director and employee of the Company, and the two other former stockholders of NGE entered into lock-up agreements, whereby they are restricted for a period of 24 months (in the case of Mr. Mathewson) or 12 months (in the case of the other two stockholders) from certain sales or dispositions of the Common Stock acquired by them in the Merger. In addition, the Common Stock issued to the former NGE stockholders in the Merger is not permitted to be included in a registration statement for a period of 24 months after the closing. In addition, for a period of 12 months after the closing, former NGE stockholders agreed to be subject to restrictions on engaging in certain transactions, including effecting or agreeing to effect short sales, whether or not against the box, establishing any “put equivalent position” with respect to the Common Stock, borrowing or pre-borrowing any shares of Common Stock, or granting other rights (including put or call options) with respect to the Common Stock or with respect to any security that includes, relates to or derives any significant part of its value from the Common Stock, or otherwise seeks to hedge their position in the Common Stock.

Directors and Officers

Our Board of Directors consists of three members. On the Closing Date of the Merger, David Rector, the sole director of Nano Holdings before the Merger, resigned his position as a director, and David Mathewson was appointed to fill the vacancy on the Board of Directors. Also on the Closing Date, Mr. Rector, the President and sole officer of Nano Holdings, resigned and Mr. Mathewson was appointed CEO, President, Secretary and Treasurer by the Board. On November 5, 2009, Mr. Mathewson resigned as CEO, President, Secretary and Treasurer (but remained on the Board of Directors), and Mr. Rector was appointed a director and CEO, President and Secretary.  On November 13, 2009, John N. Braca was appointed to the Board of Directors.  See “Management – Directors and Executive Officers.”

Accounting Treatment; Change of Control

The Merger was accounted for as a “reverse merger,” and NGE was deemed to be the acquirer in the reverse merger. Consequently, the assets and liabilities and the historical operations that will be reflected in the financial statements prior to the Merger will be those of NGE and will be recorded at the historical cost basis of NGE, and the consolidated financial statements after completion of the Merger will include the assets and liabilities of NGE, historical operations of NGE and operations of the Company and its subsidiary from the closing date of the Merger. As a result of the issuance of the shares of Common Stock pursuant to the Merger, a change in control of the Company occurred as of the date of consummation of the Merger. Except as described in this Report, no arrangements or understandings exist among present or former controlling stockholders with respect to the election of members of our Board of Directors and, to our knowledge, no other arrangements exist that might result in a change of control of the Company.

We continued to be a “smaller reporting company,” as defined under the Exchange Act.

Overview of Our Business

We are engaged in the highly speculative business of exploring for gold. We currently hold a lease on one property in northern Nevada, on which we have the right to explore, and if warranted, mine for gold. Our current plan is to explore for gold at our one property and to determine if it contains gold deposits which can be mined at a profit. Our property is not known to contain gold which can be mined at a profit.  We have commenced initial exploration activities. We also plan to acquire future exploration prospects, but have not identified any specific future prospects at this time. Our exploration staff consists solely of our Geological Advisor, David Mathewson. We plan to engage independent engineers, contractors and consultants on an as-needed basis. We cannot assure you that a commercially exploitable gold deposit will be found on our property.

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

We currently have rights to explore for gold on one property, known as Tempo Mineral Prospect, all of which we lease from Gold Standard Royalty Corporation, a subsidiary of Golden Predator Mines Inc., which acquired its rights to this property from the Lyle F. Campbell Trust of Reno, Nevada, which acquired its rights to this property from the Federal Bureau of Land Management by staking. We acquired our interest in the lease from KM Exploration, Ltd., a Nevada limited liability company in which our director and Geological Advisor (and former CEO and President), David Mathewson, had a 50% ownership interest prior to its dissolution. (See “Certain Relationships and Related Transactions, and Director Independence” below.)  More details about our property may be found in the section captioned “Properties.” Below is a map indicating the location of our property in Nevada.

Carlin Trend
Independence - Eureka Trend
Rabbit Creek Trend
Twin Creeks
Midas
Getchell
Pinson
Dee
Bootstrap
Meikle
Preble
Blue Star
Betze-Post
Crowfoot-Lewis
Genesis
West Leeville
Carlin
Gold Quarry
Rain/Emigrant Springs
Jerritt Canyon
Burns Basin
Florida Canyon
Standard
Mule Canyon
Battle Mtn Complex
McCoy/Cove
Pipeline
Horse Canyon
Relief Canyon
Cortez Hills
Tonkin Springs
Bald Mountain
Tempo
Gold Pick/Stone
Alligator Ridge
Gold Bar
Ruby Hill Mine
Quito
Windfall
Ratto Canyon
Taylor
Denton-Rawhide
Northumberland
Battle Mountain - Eureka Trend
Atlanta
N
W
E
S
0 50 miles
0 80 Kilometers
Sterling
Nevada Gold Enterprises Project Location
Major mines in Nevada
Major Gold Trends in Nevada

See Part I, Item 2, “Properties,” below for more detailed information about the Tempo Mineral Prospect and our exploration program.

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

Market for Gold

In the event that gold is produced from our property, we believe that wholesale purchasers for the gold would be readily available. Readily available wholesale purchasers of gold and other precious metals exist in the United States and throughout the world. Among the largest are Handy & Harman, Engelhard Industries and Johnson Matthey, Ltd. Historically, these markets are liquid and volatile. Wholesale purchase prices for precious metals can be affected by a number of factors, all of which are beyond our control, including but not limited to:

●	fluctuation in the supply of, demand and market price for gold;

●	mining activities of our competitors;

●	sale or purchase of gold by central banks and for investment purposes by individuals and financial institutions;

●	interest rates;

●	currency exchange rates;

●	inflation or deflation;

●	fluctuation in the value of the United States dollar and other currencies; and

●	political and economic conditions of major gold or other mineral-producing countries.

10-Year Gold Prices

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

Employees

We currently have one employee. In the future, if our activities grow, we may hire personnel on an as-needed basis. For the foreseeable future, we plan to engage freelance geologists, engineers and other consultants as necessary.

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

Patents/Trademarks/Licenses/Franchises/Concessions/Royalty Agreements or Labor Contracts

We do not own any patents or trademarks. Also, we are not a party to any license or franchise agreements, concessions, or labor contracts. In the event that gold is produced from our property, we will have to pay royalties as disclosed in the section captioned “Properties.”

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

[The loss of David Mathewson would adversely affect our business because his expertise is indispensable; we do not carry any key-man insurance. [Discuss how to revise]

Our business depends upon the continued active involvement of our Geological Advisor, David Mathewson. The loss of Mr. Mathewson’s services would materially adversely affect our business and prospects. We relied solely upon Mr. Mathewson’s judgment and expertise in deciding to lease the Tempo property. We did not independently visit, survey or examine the property before leasing it. We are relying upon Mr. Mathewson’s familiarity with the property in implementing our exploration program, which was designed by Mr. Mathewson. We plan to rely upon Mr. Mathewson’s expertise in planning our future activities, including the acquisition of exploration prospects. We do not believe that we will be able to operate as planned in the event that Mr. Mathewson ceases to be involved with us. You should carefully consider our reliance upon Mr. Mathewson’s involvement and judgment before deciding whether to invest in our securities.]

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

We do not have sufficient capital to fund our exploration program as it is currently planned or to fund the acquisition and exploration of new properties. We estimate that we will need to raise approximately $750,000 to pay for our exploration program through December 31, 2010, as it is currently planned and described in this Report  [where?], and our estimated administrative expenses, lease payments and estimated claim maintenance costs.  We will likely require additional funding after that date. We may be unable to secure additional financing on terms acceptable to us, or at all, at times when we need such financing. Our inability to raise additional funds on a timely basis could prevent us from achieving our business objectives and could have a negative impact on our business, financial condition, results of operations and the value of our securities.  If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders will be reduced and the securities that we may issue in the future may have rights, preferences or privileges senior to those of the current holders of our Common Stock. Such securities may also be issued at a discount to the market price of our Common Stock, resulting in possible further dilution to the book value per share of Common Stock. If we raise additional funds by issuing debt, we could be subject to debt covenants that could place limitations on our operations and financial flexibility.

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

One of our directors David Mathewson, has private mining interests and also may serve as a director of other gold exploration companies. Consequently, his personal interests may come into conflict with our interests. Situations may arise where Mr. Mathewson is presented with business opportunities which may be desirable not only for us, but also to the other companies with which he is affiliated. In addition to competition for suitable business opportunities, we also compete with these other gold exploration companies for investment capital, technical resources, key personnel and other things. You should carefully consider these potential conflicts of interest before deciding whether to invest in our securities.

Mr. Mathewson previously held a 50% ownership interest in KM Exploration, Ltd., a Nevada limited liability company, from which we acquired the lease for our Tempo property. See “Certain Relationships and Related Transactions, and Director Independence” below. The lease agreement relating to our property is described in greater detail in the section captioned “Properties.”

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

We are a small company with limited resources. We have no full-time employees. This may cause us not to comply with our internal procedures designed to assure that our financial information is properly gathered and reported. In the event that we do not follow these internal procedures, or if they do not function as intended, we could publish materially incorrect financial statements. This could cause investors to lose confidence in the accuracy of our reported financial information, impair our ability to secure additional financing, and result in a loss of your investment.

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

Our property is comprised of an unpatented lode claim created and maintained in accordance with the federal General Mining Law of 1872. Unpatented lode claims are unique U.S. property interests and are generally considered to be subject to greater title risk than other real property interests because the validity of unpatented lode claims is often uncertain. This uncertainty arises, in part, out of the complex federal and state laws and regulations under the General Mining Law. We have not conducted a title search on our Tempo Mineral Prospect property. The uncertainty resulting from not having a title search on the property leaves us exposed to potential title suits. Defending any challenges to our property title will be costly, and may divert funds that could otherwise be used for exploration activities and other purposes. In addition, unpatented lode claims are always subject to possible challenges by third parties or contests by the federal government, which, if successful, may prevent us from exploiting our discovery of commercially extractable gold. Challenges to our title may increase our costs of operation or limit our ability to explore on certain portions of our property. We are not insured against challenges, impairments or defects to our property title, nor do we intend to carry title insurance in the future. Potential conflicts to our mineral claims are discussed in detail in the section captioned “Properties.”

Possible amendments to the General Mining Law could make it more difficult or impossible for us to execute our business plan.

The U.S. Congress has considered proposals to amend the General Mining Law of 1872 that would have, among other things, permanently banned the sale of public land for mining. The proposed amendment would have expanded the environmental regulations to which we are subject and would have given Indian tribes the ability to hinder or prohibit mining operations near tribal lands. The proposed amendment would also have imposed a royalty of 4% of gross revenue on new mining operations located on federal public land, which would have applied to all of our property. The proposed amendment would have made it more expensive or perhaps too expensive to recover any otherwise commercially exploitable gold deposits which we may find on our property. While at this time the proposed amendment is no longer pending, this or similar changes to the law in the future could have a significant impact on our business model. Senator Harry Reid of Nevada, Senate Majority Leader, has announced that because of other priorities, there will be no consideration to deal with the General Mining Law of 1872 issue “this year.”

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

We are required under the terms of our property lease to make annual lease payments. We are also required to make annual claim maintenance payments to Federal Bureau of Land Management and to the county in which our property is located in order to maintain our rights to explore and, if warranted, to develop our property. Our annual claim maintenance payments currently total approximately $32,256. If we fail to meet these obligations, we will lose the right to explore for gold on our property. Our property lease is described in greater detail in the section captioned “Properties.”

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

We cannot assure you that the Common Stock will become liquid or that it will be listed on a securities exchange.

We expect our Common Stock to remain eligible for quotation on the OTC Bulletin Board, or on another over-the-counter quotation system. In those venues, however, an investor may find it difficult to obtain accurate quotations as to the market value of our Common Stock. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling our Common Stock, which may further affect the liquidity of our Common Stock.  This would also make it more difficult for us to raise additional capital. While we intend eventually to apply to list the Common Stock on the Nasdaq Stock Market, there can be no assurance that such listing will be successful or that the Common Stock will ever be listed on a national securities exchange.

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

We are a reporting company under U.S. securities laws, and we are obliged to comply with the provisions of applicable U.S. laws and regulations, including the Securities Act, the Exchange Act and the Sarbanes-Oxley Act of 2002 and the related rules of the SEC, and the rules and regulations of the relevant U.S. market. Preparing and filing annual and quarterly reports and other information with the SEC, furnishing audited reports to stockholders and other compliance with these rules and regulations will involve a material increase in regulatory, legal and accounting expenses and the attention of management, and there can be no assurance that we will be able to comply with the applicable regulations in a timely manner, if at all.

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

The trading market for our Common Stock will depend, in part, on the research and reports that securities analysts publish about our business. We do not have any control over these analysts. There is no guarantee that securities analysts will cover the Common Stock. If securities analysts do not cover the Common Stock, the lack of research coverage may adversely affect its market price. If we are covered by securities analysts, and our stock is the subject of an unfavorable report, our stock price would likely decline. If one or more of these analysts ceases to cover our Company or fails to publish regular reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline. In addition, because we became public through a “reverse triangular merger,” we may have further difficulty attracting the coverage of securities analysts.

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

Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include in our annual reports on Form 10-K, beginning with the Form 10-K for the fiscal year ending December 31, 2010, an assessment by management of and an auditor attestation report on the effectiveness of our internal control over financial reporting. In addition, in future periods our independent auditors will be required to attest to and report on management’s assessment of the effectiveness of such internal control over financial reporting. While we intend to diligently and thoroughly document, review, test and improve our internal control over financial reporting in order to ensure compliance with Section 404, management may not be able to conclude that our internal control over financial reporting is effective. Furthermore, even if management were to reach such a conclusion, if our independent auditors are not satisfied with the adequacy of our internal control over financial reporting, or if the independent auditors interpret the requirements, rules or regulations differently than we do, then they may decline to attest to management’s assessment or may issue a report that is qualified. Any of these events could result in a loss of investor confidence in the reliability of our financial statements, which in turn could negatively impact the price of our common stock.

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

Under certain circumstances, our director and Geological Advisor and former CEO and President, David Mathewson, as the holder of [____]% of our outstanding shares of Common Stock, may have the ability to substantially influence or control our business and affairs. This includes the election and removal of directors and officers, mergers, consolidations, or the sale of all or substantially all of our assets. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the company, impeding a merger, consolidation, takeover or other business combination involving the company, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the company. This may adversely affect the value of your investment, and you should carefully consider this concentration of ownership before deciding whether to invest in our Company. Other stockholders who beneficially own more than 5% of our outstanding shares of Common Stock are identified in “Security Ownership of Certain Beneficial Owners and Management.”

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

Executive Offices

Our business office is located at 1640 Terrace Way, Walnut Creek, CA 94597. Our office is located in the residence of our President, David Rector.  It contains office furniture and equipment sufficient to administer our current business.  Mr. Rector donates the use of this office space to us.

Tempo Mineral Prospect (“Tempo”)

We have the right to explore for gold on a property located in Austin, Nevada, known as Tempo Mineral Prospect. We acquired our original exploration rights to the Tempo Mineral Prospect pursuant to a lease with Gold Standard Royalty Corporation, a subsidiary of Golden Predator Mines Inc. (the “Lessor”), which acquired its rights to this property from the Lyle F. Campbell Trust of Reno, Nevada, an entity with which we are not affiliated and which acquired its rights to Tempo Mineral Prospect from the Federal Bureau of Land Management by staking. The lease covers 206 contiguous unpatented lode claims, totaling 2,920 acres. We may terminate our lease of the Tempo Mineral Prospect at any time. Our property is not known to contain gold that can be mined at a profit, although the area in which our property is located has a history of mining activity by others.  Our current property was selected by our director and Geological Advisor, and former CEO and President, David Mathewson.

In October 2009, we located an additional 60 unpatented mining claims, in three groups, as shown on the map below. These claims are contiguous with and lie within the area of interest (AOI) of the Tempo lease.

Property Description, Location and Access

Tempo is located in the southern Ravenswood Mountains 14 miles northwest of Austin, Nevada, within the north-south trending Rabbit Creek Gold Trend.  Tempo is a Carlin-style sediment-hosted gold exploration target. The property consists of 206 unpatented mining claims totaling approximately 4,000 acres, in a contiguous block approximately 6.5 miles north to south and up to 1.8 miles east to west, covering approximately 6.5 square miles.

Tempo is accessible through good roads as well as cross-country. Access is generally available from May through December. Between December and May is the muddy season, during which wet weather and poor road conditions will generally prevent us from accessing the property. We know of no environmental or archeological issues related to this property.

Map of Tempo Mineral Prospect

TEMPO PROJECT
Lander Co. NV
New NG claims
Prepared drill sites
Core claim block
NGT drill holes
Site 10
NGT-01
Site 9
Site 8
Site 7
Site 6
Site 5
NGT-02
Site 4
NGT-03
Site 3
Site 2
Site 1
NGE
mbj Jan '10
4388000
4387000
4386000
4385000
4384000
4383000
4382000
476000
477000
478000
479000
480000

Tempo Geology

TEMPO PROJECT
Lander Co., NV
Tempo Claim Boundary
Site 10
NGT-01
Site 9
Site 8
Site 7
Site 6
Site 5
NGT-02
Site 4
NGT-03
Site 3
Site 2
Site 1
Geology of the Tempo Property
Lander County, Nevada
EXPLANATION
4388000
4387000
4386000
4385000
4384000
4383000
4382000
476000
477000
478000
479000
480000

Title Report

We have not conducted a title survey on Tempo, and have no immediate plans to do so in the future.

Geology and History

We believe that Tempo’s geology, geochemistry and alteration are typical of those in the Rabbit Creek gold trend. The central target is defined by a gold and arsenic soil anomaly approximately 5,000 feet in strike length. Both upper-plate and permissive lower-plate rocks are present. Rock samples indicate a high of 20 gm/t for gold and 300 gm/t for silver. The central portion of the property covers approximately one square mile of lower plate carbonate rock intruded by Laramide diorites with associated gold-bearing skarn. The northern third of the property includes numerous exposures of lower-plate carbonate rocks within a large expanse of non-permissive upper-plate rocks. Jasperoids are common and contain anomalous to very anomalous gold and arsenic values.

Previous work at Tempo by numerous companies includes geologic mapping; extensive rock chip and soil sampling; IP, resistivity, air and ground magnetic, and gravity geophysical surveys; and close and wide spaced reverse circulation drilling.  Results of much of this work are in a digital archive that constitutes an important database for continued evaluation of the property.

Synthesis of mapped faults and structures interpreted from gravity, magnetic, and resistivity geophysical surveys defines four regions of relatively complex structural intersections. These areas are candidates for enhanced flow of potential ore-forming hydrothermal fluids.

Compilation of archive rock chip and soil geochemical data defines seven areas 1,500 to 6,000 feet long of robust, combined anomalous gold, arsenic, antimony, mercury and silver in both rocks and soils. These anomalies coincide with or are adjacent to regions of complex structural intersections and deserve adequate drill tests through the Roberts Mountains Formation.

Based on review of historical drill information, we believe that the targeted Roberts Mountains Formation is poorly tested by past drilling.  Of the approximately 123 holes (with known collar coordinates) previously drilled by others in and adjacent to the Tempo claim block, 64 bottom in Tertiary volcanic units or in the upper plate of the Roberts Mountains Thrust and do not reach the potential host rocks.  Of the 58 holes that do intersect the Roberts Mountains Formation, only 13 are deeper than 600 feet, and only five,  including NGT-01 and NGT-02 drilled by us, test the bottom contact of the Roberts Mountains Formation, an important ore horizon at the Jerritt Canyon mine in the Independence Range, Elko Co., Nevada.

With respect to drill tests of the seven areas of robust geochemical anomalies, only two contain drill holes that intersect the Roberts Mountains Formation, three contain holes that do not reach the target unit, and two have not been drill tested.

The southern-most geochemical anomaly is 6,000 feet long and contains at least seven drill holes with maximum grades between 0.03 and 0.3 gold ounces per ton in a narrow trend 3,500 feet long. Host rock to the drilled mineralization is the Ordovician Vinini Formation of the upper plate of the Roberts Mountains Thrust. No holes in this zone intersect the favored Roberts Mountains Formation.

Two areas of known mineralization are within the claim block.  The old Maloy mine consists of an abandoned shaft and prospect diggings developed on a north trending bull quartz vein associated with granodiorite pods intruding the Roberts Mountains Formation.  In the south end of the claim block and hosted in upper plate Vinini Formation is a small, shallow, low grade gold resource calculated by Digger Resources (Digger Resources, 1996; Dave Mathewson, pers. comm., 2009) that coincides with the southern multi-element geochemical anomaly.  About 2,000 feet northwest of the claim block, an abandoned 100-foot deep open pit developed a barite orebody in upper plate rocks.

We believe that multiple high-quality gold targets in Tempo remain to be identified, qualified and assessed by drilling.

The exploration model at Tempo is that of the sediment-hosted, fine-grained, disseminated Carlin-type gold deposit. In this setting micron to sub-micron size gold is disseminated in silty calcareous host rocks (silty limestone and dolomite, calcareous and dolomitic siltstone). The gold generally occurs in or on very fine grained pyrite, arsenical pyrite, or fine carbonaceous material in the host rock. The mineralizing fluid also deposits a characteristic suite of “pathfinder” elements with and near the gold. Besides gold, arsenic is most important in this group that also includes antimony, mercury and silver.

Faults, stratigraphic discontinuities and intrinsic host-rock porosity and permeability provide critical channelways for the ore-forming hydrothermal fluids to access the host rocks.  These fluids characteristically alter the rock by silicification (jasperoid), decarbonatization, dolomitization, argillization and formation of calcite and barite veins.  Decarbonatization can cause collapse breccias that further increase permeability. Except for silicification, the products of alteration are not erosionally resistant and consequently are not well exposed at the surface. Decarbonatization and argillization generally reduce the density of the host rock and this effect may be measurable in gravity surveys.

Deposit shapes are variable and controlled by rock porosity and permeability as affected by faulting, brecciation, and alteration. Deposits range from tabular to pipe-like with attitudes from horizontal to vertical. Changes in gold grades at the margins of deposits can be abrupt or gradational. Ore grades depend on mining economics and can range from about 0.02 oz/ton (~700 parts per billion (ppb)) to +1 oz/ton (+ 34,000 ppb) of gold. Underground mining grades of gold are commonly above 0.2 oz/ton.

Exploration Program

We initiated drilling on the Tempo property in October 2009.  Ten sites across the property were permitted and prepared for drilling.  The sites were located to test new geophysical and resultant structural and alteration interpretations based largely on additional gravity data collected in 2007.  Three widely spaced sites were drilled.  The holes are all reverse circulation, range in depth from 1,140 to 1,330 feet, and total 3,750 feet.  Hole NGT-01 in the north end of the property drilled through the targeted potential host rocks. NGT-02 and NGT -03 were collared in the central part of the property about 2 ½ miles to the south. The second hole drilled into potential host rocks and was terminated due to poor drilling conditions. The third hole did not reach the depth of the potential host rocks and was terminated because of excessive ground water.

All three holes intersected anomalous gold and the indicator elements arsenic, antimony, and mercury and further confirm that one or more Carlin-style sediment-hosted gold deposits likely remains undiscovered at Tempo.

2010 Program

In 2010, we intend to complete the remaining seven drill hole program designed, permitted and bonded in 2009. Additional surface work and target synthesis conducted in 2009 identified several additional targets that will be further evaluated and considered for addition to the 2010 drill program. The 2010 program will involve a minimum of approximately 9,000 feet in the 7 holes and is projected to have an all-in including assays cost of about $500,000. It is believed that the results of one or more of these holes will be sufficiently encouraging to design and launch a phase two drilling program, perhaps in late 2010. Gold exploration in Nevada is typically iterative and subject to ongoing adjustments in drill programs leading to discovery of these commonly enigmatically obscured, but often very economically lucrative, Nevada Carlin-type gold deposits.

Environmental [and Safety]

We are not aware of any specific environmental issues at Tempo; of indicator, threatened or endangered plant or animal species; or of significant archeology sites that would affect exploration or development of the Tempo property.  [The abandoned Maloy mine shaft could be considered a safety hazard and a candidate for abandoned mine closure. [Whose responsibility is this?? (not an issue of immediate concern, but someting to look into.  The state has a fund to take care of some of the expense)] It is not known if bats use the underground workings. Closing of the shaft may have to take bats into consideration.]

Tempo Mineral Prospect Lease

Our lease for 206 of the Tempo lode claims is with Gold Standard Royalty Corporation, a subsidiary of Golden Predator Mines Inc., which acquired its rights to this property from the Lyle F. Campbell Trust of Reno, Nevada, an entity with which we are not affiliated and which acquired its rights to this property from the Federal Bureau of Land Management by staking its lode claims.

The Tempo lease was originally between the Lessor and Gold Run, Inc., a Delaware corporation (“Gold Run”) as lessee.  The Lease was assigned by Gold Run to KM Exploration Ltd., a Nevada limited liability company (“KM”), on August 14, 2008, and was subsequently assigned to NGE as of December 15, 2008.

NGE acquired its interest in the Tempo lease prior to the Merger pursuant to a reassignment of the lease from KM Exploration, Ltd. In connection with the reassignment, we reimbursed KM Exploration for claim fees ($19,503) and preparation cost ($961.50), totaling $20,464.50. Also in connection with the reassignment, Mr. Mathewson, then the sole stockholder of NGE, assigned five shares of NGE (which converted into 400,000 shares each of Company Common Stock upon the Merger) to each of two individuals (one of whom was the owner of the other 50% interest in KM Exploration prior to its dissolution).  (See “Certain Relationships and Related Transactions, and Director Independence” below.)

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

Due Date of Advance Minimum Royalty Payment	Amount of Advance Minimum Royalty Payment

January 15, 2008 (paid)	$10,000

January 15, 2009 (paid)	$15,000

January 15, 2010 (paid)	$30,000

January 15, 2011	$45,000

January 15, 2012 and annually thereafter during the term of the lease	The greater of $60,000 or the dollar equivalent of 90 ounces of gold

In the event that we produce gold or other minerals from the leased Tempo claims, our lease payments will be the greater of (i) the advance minimum royalty payments according to the table above, or (ii) a production royalty equal to 4% of the gross sales price of any gold, silver, platinum or palladium that we recover plus 2% of the gross sales price of any other minerals that we recover. Our lease expressly states that we have no rights to any oil, gas, hydrocarbons and geothermal resources that may be found on the property. Under certain conditions, the Lessor may elect to take its production royalty in cash rather than in kind. In the event that we produce gold or other minerals from Tempo and pay the Lessor a production royalty, then, within any one calendar year, we may use 100% of that year’s advance royalty payment as a credit against our royalties payable for that year. If our royalty payments payable for that year are greater than our advance royalty payment paid for that year, then we can credit all advance minimum royalty payments made in previous years against 50% of the production royalty payable for that year.

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

Claim Maintenance Payments

We are required to make annual claim maintenance payments to the Bureau of Land Management and to the counties in which our property is located. If we fail to make these payments, we will lose our rights to our property. As of the date of this Report, our annual maintenance payments are $133.50 per claim, consisting of payments to the Bureau of Land Management and to the counties in which our properties are located. Our property consists of an aggregate of 206 lode claims. Our aggregate annual claim maintenance costs are currently $32,256.

ITEM 3.	LEGAL PROCEEDINGS

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

No matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this Report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since May 8, 2007, our Common Stock is quoted on the OTC Bulletin Board (the “OTCBB”) under the symbol “NGHI.OB”.

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

Period	High (1)		Low (1)

Fiscal Year Ended December 31, 2008:
First Quarter	$	*	$	*
Second Quarter		*		*
Third Quarter		*		*
Fourth Quarter		*		*

Fiscal Year Ending December 31, 2009:
First Quarter (from February 17, 2009)	$		$
Second Quarter		0.4900		0.2000
Third Quarter		0.2810		0.1300
Fourth Quarter		0.1370		0.0710

Fiscal Year Ending December 31, 2010:
First Quarter		$0.0790		$0.0315
Second Quarter (through April __, 2010)

*	There was no bid price information for our Common Stock prior to February 17, 2009.
(1)	All quotations give retroactive effect to the 30.30303-for-1 forward stock split that was effected on November 21, 2008, and to the 2-for-1 forward stock split that was effected on May 12, 2009.

Holders

As of April 13, 2010, there were [76,151,946] shares of our Common Stock issued and outstanding held by [___] shareholders of record.

Dividends

We have never declared any cash dividends with respect to our Common Stock.  Future payment of dividends is within the discretion of our board of directors and will depend on our earnings, capital requirements, financial condition and other relevant factors.  Although there are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our Common Stock, we presently intend to retain future earnings, if any, for use in our business and have no present intention to pay cash dividends on our Common Stock.

Recent Sales of Unregistered Securities

On December 31, 2008, the Company sold in connection with the Bridge PPO (a) an aggregate of 414,000 shares of its common stock to a total of 13 investors, for aggregate consideration of $103,500, or $0.25 per share and (b) $150,000 principal amount of the 2008 Bridge Note, for consideration of $150,000, in each case before deducting expenses related to the offerings.  Upon the closing of the Merger, the purchaser of the Bridge Note also received 300,000 shares of Common Stock under the terms of the 2008 Bridge Note.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations–2008 Bridge Note” for more information on the 2008 Bridge Note, which is incorporated herein by reference.

On March 9, 2009, NGHI held a second closing of the Bridge PPO for 165,000 shares of Common Stock, at a purchase price of $0.25 per share.

As an inducement to certain investors to purchase Common Stock in the Bridge PPO, the principal former NGE stockholder (David Mathewson, who was then our Chief Executive Officer, President and sole director and is now our director) agreed to transfer to those investors in private transactions an aggregate of 3,210,000 shares of the Company Common Stock that he received in the Merger.

The Company entered into a consulting agreement as of May 11, 2009, with respect to the provision of investor relations and corporate communications services, pursuant to which it agreed to issue to the consultant an aggregate of 100,000 shares of Common Stock, with 50,000 shares due on signing and 50,000 due after 90 days.

On June 24, 2009, we had a first closing of the 2009 PPO for 2,000,000 units of our securities, at a purchase price of $0.25 per unit, each unit consisting of one share of Common Stock and a warrant to purchase one share of Common Stock for a period of five years, at an exercise price of $0.50 per share, for gross proceeds of $500,000.

From the proceeds of the first closing of the 2009 PPO, $100,000 principal amount of the 2008 Bridge Note was repaid, together with $4,602.74 of accrued interest thereon.  Further, the Company agreed with the holder of the Bridge Note that in consideration of this prepayment, and the issuance to the holder of the 2008 Bridge Note of an additional 200,000 shares of Common Stock, no adjustment under the 2008 Bridge Note would be made to the conversion price therein as a result of the issuance and sale by the Company of shares of Common Stock for a consideration per share of $0.125 on December 31, 2008, and March 9, 2009, nor as a result of the 2009 PPO closing on June 24, 2009, or any subsequent issuance of units, up to a maximum of 8,000,000 units in the aggregate, nor as a result of any other events that had occurred up to that time.

On September 18, 2009, we held a second closing of the 2009 PPO for 1,000,000 of the same units on the same terms, for gross proceeds of $250,000.

In connection with the 2009 PPO, the Company entered into a Placement Agency Agreement with Gottbetter Capital Markets, LLC (the “Placement Agent”), in which the Company agreed (i) to pay a cash fee to the Placement Agent equal to 10% of the gross proceeds from the sale of units to investors introduced to the Company by the Placement Agent and 2% of the gross proceeds from the sale of units to any other investors, and (ii) to issue to the Placement Agent warrants to purchase a number of shares of Common Stock equaling 10% of the units sold to investors introduced to the Company by the Placement Agent and 2% of the units sold to any other investors, exercisable for a period of five years at an exercise price of $0.50 per share.  In connection with the closing on June 24, 2009, the Placement Agent earned a cash fee of $10,000 and warrants to purchase 200,000 shares of Common Stock; and in connection with the closing on September 18, 2009, the Placement Agent earned a cash fee of $[15,000] and warrants to purchase [______] shares of Common Stock.

From the proceeds of the second closing of the 2009 PPO, we repaid the balance of $50,000 of, plus accrued interest of $3,479.45 on, the 2008 Bridge Note.

On November [___], 2009, we issued 2,500,000 shares of Common Stock to a consultant pursuant to a consulting agreement under which the consultant would provide the Company with services for management consulting, business advisory, shareholder information and public relations.  The Consultant also paid the Company $500.00 in cash.  In February 2010, that consulting agreement was terminated and the 2,500,000 shares were returned and cancelled.

On December 10, 2009, we borrowed $100,000 under the 2009 Bridge Note from a private institution. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—2009 Bridge Note” for more information on the 2009 Bridge Note, which is incorporated herein by reference.

On February 5, 2010, we entered into a financing arrangement with JMJ Financial (the “Investor”), pursuant to which the Investor may lend us up to $3,200,000.  We issued convertible promissory notes to the Investor in an aggregate principal amount of $3,200,000 (the “2010 Notes”).  We received $200,000 from the Investor on February 5, 2010.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations–2010 Notes” for more information on the 2010 Notes, which is incorporated herein by reference.

On February 19, 2009, we issued 1,000,000 shares of Common Stock to a consultant pursuant to a consulting agreement under which the consultant will provide the Company with public rel;ations, communications and other services.  [Shares transferred from Butch Barnes?]

These offerings and issuances were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) The Bridge PPO and the 2009 PPO were exempt in reliance upon Regulation D and Regulation S promulgated by the SEC under the Act and were sold only to “accredited investors,” as defined in Regulation D and non-“U.S. persons” as defined in Regulation S.  The issuances of the 2008 Bridge Note, the 2009 Bridge Note, the 2010 Notes and the shares of Common Stock issued to consultants were exempt from registration under Section 4(2) of the Act as not involving any public offering.  These securities may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirement.

Stock Splits

The Company effected a 30.30303-for-one forward split of its Common Stock in the form of a stock dividend, which was paid on November 21, 2008, to Holders of record on November 19, 2008. The Company effected a 2-for-1 forward split of its Common Stock, in the form of a stock dividend, which was paid on May 12, 2009, to Holders of record on May 8, 2009. All share and per share numbers in this Report relating to the Common Stock have been adjusted to give effect to these stock splits, unless otherwise stated.

Issuances by NGE

In October 2008, NGE issued 200 shares of common stock of NGE to David Mathewson, our director and Geological Advisor, in consideration for his formation of NGE and for his services as its sole officer and director; in connection with the reassignment of the Tempo lease to NGE, Mr. Mathewson, assigned five shares of NGE to each of two individuals (one of whom was the owner of the other 50% interest in KM Exploration prior to its dissolution). These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act, since the foregoing issuance did not involve a public offering, the recipient took the shares for investment and not resale and NGE took appropriate measures to restrict transfer. No underwriters or agents were involved in the foregoing issuance and no underwriting discounts or commissions were paid by NGE.

Shares Issued in Connection with the Merger

On the closing date of the Merger, the holders of common stock of NGE surrendered all of their 200 issued and outstanding shares and received an aggregate of 16,000,000 shares of the Company’s Common Stock.

The Company’s stockholders retained 19,696,973 shares of Common Stock in the Merger.

Upon the closing of the Merger, the purchaser of the 2008 Bridge Note also received 150,000 shares of Common Stock under the terms of the 2008 Bridge Note.

The transactions described above were exempt from registration under Section 4(2) of the Securities Act and Rule 506 of Regulation D as promulgated by the SEC. None of the securities were sold through an underwriter and, accordingly, there were no underwriting discounts or commissions involved.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Except in connection with the issuances described above, during the fourth quarter of the fiscal year covered by this Report, no purchases were made by or on behalf of the Company or any “affiliated purchaser,” as defined in Rule 10b-18(a)(3) under the Exchange Act, of shares or other units of any class of the Company’s equity securities.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of December 31, 2009, information with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders

Equity compensation plans not approved by security holders	1,250,000		2,750,000

Total	1,250,000		2,750,000

On December 30, 2008, the Board of Directors of the Company adopted[, subject to stockholder approval,] the 2008 Equity Incentive Plan (the “2008 Plan”) which provided for incentive award grants of up to 4,000,000 shares of our Common Stock.   If an incentive award granted under the 2008 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2008 Plan.

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

●
Options granted under the 2008 Plan entitle the grantee, upon exercise, to purchase a specified number of shares from us at a specified exercise price per share. The exercise price for shares of Common Stock covered by an option cannot be less than the fair market value of the Common Stock on the date of grant unless agreed to otherwise at the time of the grant.

●
Restricted stock awards and restricted stock units may be awarded on terms and conditions established by the compensation committee, which may include performance conditions for restricted stock awards and the lapse of restrictions on the achievement of one or more performance goals for restricted stock units.

●
The compensation committee may make performance grants, each of which will contain performance goals for the award, including the performance criteria, the target and maximum amounts payable, and other terms and conditions.

●
The 2008 Plan authorizes the granting of stock awards. The compensation committee will establish the number of shares of Common Stock to be awarded and the terms applicable to each award, including performance restrictions.

●
Stock appreciation rights (“SARs”) entitle the participant to receive a distribution in an amount not to exceed the number of shares of Common Stock subject to the portion of the SAR exercised multiplied by the difference between the market price of a share of Common Stock on the date of exercise of the SAR and the market price of a share of Common Stock on the date of grant of the SAR.

Duration, Amendment, and Termination

The Board has the power to amend, suspend or terminate the 2008 Plan without stockholder approval or ratification at any time or from time to time. No change may be made that increases the total number of shares of Common Stock reserved for issuance pursuant to incentive awards or reduces the minimum exercise price for options or exchange of options for other incentive awards, unless such change is authorized by our stockholders within one year. Unless sooner terminated, the 2008 Plan will terminate ten years after it was adopted.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. See “Note Regarding Forward-Looking Statements.” Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors discussed in “Risk Factors” and elsewhere in this report.

The following discussion and analysis of the Company’s financial condition and results of operations is based on the preparation of our financial statements in accordance with U.S. generally accepted accounting principles. You should read this discussion and analysis together with such financial statements and the related notes thereto.

Results of Operations

Fiscal Year Ended December 31, 2009, compared to Fiscal Year Ended December 31, 2008

Revenues and Other Income

During the twelve month period ended December 31, 2009, the Company remained in the exploration stage and we did not realize any revenues from operations.  Similarly, we did not realize any revenues from operations during the period from inception through December 31, 2008.

Expenses

General and administrative expenses totaled $615,580 in the year ended December 31, 2009, an increase of $615,149 from the $431 of general and administrative expenses incurred in the period from inception on October 2, 2008 through December 31, 2008.  This increase is due primarily to increases in legal and accounting fees associated with our two private placement offerings consummated during the 2009 fiscal year.  Exploration costs totaled $205,156 for the year ended December 31, 2009, an increase of $184,691 from the $20,465 in exploration costs incurred during the year ended December 31, 2008.  This increase is due primarily to increased activity with respect to our drilling activities. During the year ended December 31, 2009 the Company also recognized interest expense of $158,082, and a gain on the settlement of a derivative liability in the amount of $112,50.0

Net Losses

As a result of the foregoing, the Company incurred a net loss of $866,318, or ($0.01) per share, in the year ended December 31, 2009, compared to a net loss of $20,896, or ($0.00) per share, for the period from inception on October 2, 2008 through December 31, 2008.  Our increase in net loss in the later period is largely due to the increase of general and administrative expense and exploration costs incurred during the 2009 fiscal year.

2008 Bridge Note

The 2008 Bridge Note issued in the Bridge PPO had a principal amount of $150,000, had a term of one year (or earlier upon certain events of default) and bore interest at 10% per annum, payable at maturity.  Upon the closing by the Company of any financing, merger or acquisition, or any other business combination, resulting in gross cash proceeds to the Company in excess of $500,000 (a “Financing”), the Company was required to redeem the 2008 Bridge Note in full, provided that upon the closing of a Financing, the holder was entitled, at its option, to convert all or any part of the principal amount of the 2008 Bridge Note into  shares of the Company’s Common Stock at a price of $1.00 per share, subject to adjustment in certain circumstances.  The 2008 Bridge Note was secured pursuant to security agreement by all of the assets of NGHI and NGE.  From the proceeds of the first closing of our 2009 PPO, $100,000 principal amount of the 2008 Bridge Note was repaid, together with $4,602.74 of accrued interest thereon.  Further, the Company agreed with the holder of the Bridge Note that in consideration of this prepayment, and the issuance to the holder of the 2008 Bridge Note of an additional 200,000 shares of Common Stock, no adjustment under the 2008 Bridge Note would be made to the conversion price therein as a result of the issuance and sale by the Company of shares of Common Stock for a consideration per share of $0.125 on December 31, 2008, and March 9, 2009, nor as a result of the 2009 PPO closing on June 24, 2009, or any subsequent issuance of units, up to a maximum of 8,000,000 units in the aggregate, nor as a result of any other events that had occurred up to that time.  From the proceeds of the second closing of the 2009 PPO, we repaid the balance of $50,000 of, plus accrued interest of $3,479.45 on, the 2008 Bridge Note.

2009 Bridge Note

On December 10, 2009, we borrowed $100,000 under a bridge loan note (the “2009 Bridge Loan”) from a private institution. The 2009 Bridge Loan matures on June 4, 2010, unless extended by Lender and Borrower in writing, and bears interest at 10% per annum, payable at maturity; provided, however, that no interest shall be payable on the Loan if the Company, on or before the maturity date, closes a private placement of its Common Stock and the outstanding principal amount of the 2009 Bridge Note is converted into Common Stock as provided below. Upon the closing of a private placement of its Common Stock on or before the maturity date, the outstanding principal amount of the 2009 Bridge Note will automatically be converted into shares of Common Stock, at a price per share equal to the price per share of Common Stock paid by investors in the private placement.

2010 Notes

On February 5, 2010, we entered into a financing arrangement with JMJ Financial (the “Investor”), pursuant to which the Investor may lend us up to $3,200,000.  We issued convertible promissory notes to the Investor in an aggregate principal amount of $3,200,000 (the “2010 Notes”).  We received $200,000 from the Investor on February 5, 2010.  The 2010 Notes bear a one-time interest of 8% and mature three years from the date of issuance.  Prepayment under the 2010 Notes is not permitted, unless approved by the Investor.

Under the terms of the 2010 Notes, the Investor is entitled, at its option, to convert all or part of the principal amount and accrued interest into shares of our Common Stock at a conversion price equal to 70% of the lowest trade price of the Common Stock in the twenty (20) trading days immediately prior to the conversion, subject to adjustment in certain circumstances.  The 2010 Notes contain a standard “blocker” provision so that the Investor does not have the right to convert any portion of the 2010 Notes to the extent that, after giving effect to such conversion, the Investor and its affiliates would beneficially own in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to such conversion.

In consideration of our issuing the 2010 Notes, the Investor issued to us six secured and collateralized promissory notes in an aggregate principal amount of $3,000,000 (the “Investor Notes”).  The Investor Notes bear a one-time interest of 8% and mature in three years from the date of issuance.  No interest or principal payments are required until the maturity date, but both principal and interest may be prepaid prior to maturity.  The Investor Notes are secured by $3,000,000 worth of money market fund (or similar equivalent) or other assets (the “Collateral”).  On each Investor Note, the Investor has agreed to pay down the principal in a minimum amount of $100,000 per month, commencing 210 days after the original date of issuance.  However, the Investor may adjust the payment schedule within its sole discretion.  In the event that the Investor defaults on the Investor Notes, the Company may take possession of the Collateral.

Liquidity and Capital Resources

We presently have approximately $258,000 of cash on hand.  We estimate our general and administrative direct costs will require $245,000 for the balance of the 2010 calendar year.  This covers all lease, licensing and claim fees due by the Company.  The Company is positioned to resume drilling operations in May 2010 and has prepared sites for the balance of the initial ten targeted holes, an additional seven holes.  We estimate that completing the seven holes will require approximately $400,000.  Additional planned field operations are targeting to drill ten more holes by 2010 year-end, at an estimated cost of $600,000, including all supporting mineral analysis and geophysical reports and analysis.  Base on these estimates, we will need to raise an additional $1 million in capital in 2010.

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

Our audited financial statements as of, and for the years ended, December 31, 2009 and 2008, are included beginning on page F-1 immediately following the signature page to this Report.  See Item 15 for a list of the financial statements included herein.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

(a)           On August 10, 2009, Moore & Associates, Chartered, resigned as the Company’s independent registered public accountants, and the Board of Directors of the Company acknowledged the resignation of Moore & Associates, Chartered. The Board of Directors of the Company approved the engagement of Seale and Beers, CPAs, to serve as the Company’s independent registered public accountants for the fiscal year 2009, and engaged them on August 12, 2009.

Moore & Associates, Chartered, issued its auditors’ report on our financial statements for the year ended December 31, 2008, which included an explanatory paragraph as to the Company’s ability to continue as a going concern.

Other than the going concern uncertainty described above, the auditors’ report of Moore & Associates, Chartered, on the financial statements of the Company for the period ended December 31, 2008, contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle.

During the two fiscal years ended December 31, 2008, and through the date of the resignation of Moore & Associates, Chartered, there were no disagreements with Moore & Associates, Chartered (as defined in Item 304(a)(1)(iv) of Regulation S-K) on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Moore & Associates, Chartered, would have caused them to make reference thereto in their report on financial statements for such years.

During the two fiscal years ended December 31, 2008, and through the date of the resignation of Moore & Associates, Chartered, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company requested Moore & Associates, Chartered to furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements.  Moore & Associates, Chartered, informed us that, on the advice of counsel, it will not provide the requested letter.

On August 31, 2009, the Company was informed by letter from the SEC that the Public Company Accounting Oversight Board (“PCAOB”) revoked the registration of Moore & Associates, Chartered, on August 27, 2009, because of violations of PCAOB rules and auditing standards in auditing the financial statements, PCAOB rules and quality controls standards, and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder, and noncooperation with a PCAOB investigation.

During the two fiscal years ended December 31, 2008, and through the date the engagement of Seale and Beers, CPAs, neither the Company nor anyone on its behalf has consulted with Seale and Beers, CPAs, regarding either:

•
The application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither was a written report provided to the Company nor was oral advice provided that Seale and Beers, CPAs, concluded was an important factor considered by the Company in reaching a decision as to an accounting, auditing, or financial reporting issue; or

•	Any matter that was either the subject of a disagreement or a reportable event, as each term is defined in Items 304(a)(1)(iv) or (v) of Regulation S-K, respectively.

(b)           Subsequently the Board of Directors of the Company dismissed Seale and Beers, CPAs, as the Company’s independent registered public accountants, and the Board of Directors approved the engagement of GBH CPAs, PC, to serve as the Company’s independent registered public accountants for fiscal year 2009. GBH CPAs, PC, was engaged on August 24, 2009.

Seale and Beers, CPAs has issued no reports on the financial statements of the Company for any period.

During the two fiscal years ended December 31, 2008, and through the date of the dismissal of Seale and Beers, CPAs, there were no disagreements with Seale and Beers, CPAs (as defined in Item 304(a)(1)(iv) of Regulation S-K) on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Seale and Beers, CPAs, would have caused them to make reference thereto in any report on financial statements for such years, except as follows:

In a letter dated September 9, 2009, to the Office of the Chief Accountant of the SEC, Seale and Beers, CPAs, stated that there were two instances where they were concerned the Company was incorrectly applying Generally Accepted Accounting Principles:

(1)
Seale and Beers, CPAs, stated that the Company “did not provide documentation for transferring $257,028 of accrued interest, notes payable and accounts payable from Nano Holdings International to a wholly owned subsidiary, Sunshine Group, prior to divesting itself of Sunshine Group during the quarter ending December 31, 2008. These liabilities (and retained loss) are not included in the Company’s financial statements.”

(2)
Seale and Beers, CPAs, stated that the Company “did not provide documentation supporting the $20,465 initial value it placed on its Tempo Mineral Prospect which was acquired in a related party transaction during the quarter ending December 31, 2008.”

A copy of said letter of Seale and Beers, CPAs, is filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 17, 2009.

Our Board of Directors has discussed the matters raised in said letter of Seale and Beers, CPAs, with our independent registered public accounting firm, GBH CPAs, PC, and has reached the following conclusions:

(1)         In its Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, the Company reported $268,365 of total current liabilities, consisting of accounts payable and accrued expenses of $20,932 and notes payable and accrued interest of $247,433.

On October 30, 2008, these notes payable and accrued interest through that date were settled, paid off and released by agreement with the note holders for the aggregate sum of $5,000, which did not result in a gain on forgiveness of debt for the Company because it relates to operations for a period prior to the Merger.  Documentation thereof has been provided to Seale and Beers, CPAs.

At December 31, 2008, immediately prior to the Merger between Nevada Gold Acquisition Corp., a wholly owned subsidiary of the Company into Nevada Gold Enterprises, Inc. (in which Nevada Gold Enterprises, Inc., was the surviving corporation), the Company’s accounts payable and accrued expenses totaled $156,745, and were carried over to the continuing entity.

 (2)         As a result of the Merger, the Company acquired the Tempo Mineral Prospect.  The lease had been acquired by NGE prior to the Merger pursuant to a reassignment of the lease from KM Exploration, Ltd.  In connection with the reassignment, NGE reimbursed KM Exploration for claim fees ($19,503) and preparation cost ($962), totaling $20,465, and David Mathewson, then the sole stockholder of NGE and now our sole director and officer, assigned five shares of NGE common stock (which converted into 400,000 shares each of the Company’s Common Stock upon the Merger) to each of two individuals (one of whom was the owner of a 50% interest in KM Exploration).  In the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2009, and subsequent reports, the Tempo Mineral Prospect was capitalized as an asset with a value of $20,465, and we did not recognize any impairment of the mining claims.  In conjunction with the restatements referred to in Item 4.02 below, the mining claim is expected to be assigned no fair value because there has not been a final or bankable feasibility study and the designation of proven and probable reserves.

During the two fiscal years ended December 31, 2008, and through the date of the dismissal of Seale and Beers, CPAs, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

During the two fiscal years ended December 31, 2008, and through the date of the engagement of GBH CPAs, PC, neither the Company nor anyone on its behalf has consulted with GBH CPAs, PC, regarding either:

•
The application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither was a written report provided to the Company nor was oral advice provided that GBH CPAs, PC, concluded was an important factor considered by the Company in reaching a decision as to an accounting, auditing, or financial reporting issue; or

•	Any matter that was either the subject of a disagreement or a reportable event, as each term is defined in Items 304(a)(1)(iv) or (v) of Regulation S-K, respectively.

ITEM 9A.[T]	CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (our principal executive and principal financial officer), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2009 (the “Evaluation Date”).  Based on this evaluation, our Chief Executive Officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective to ensure that the information relating to us, including our consolidated subsidiaries, required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

We are a small organization with limited personnel during 2009. We were unable to implement a system of disclosure controls and procedures as of the Evaluation Date. [We expect to create a system of disclosure controls and procedures in 2010 as we expand our business and develop our mining claims.] [Accurate?]  Nevertheless, management believes that this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report.

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

Management has conducted, with the participation of our Chief Executive Officer (our principal executive and principal financial officer), an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2009. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weakness: We were unable to implement a system of segregation of duties necessary to establish an effective system of internal controls as of the Evaluation Date.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

Below are the names and certain information regarding the Company’s current executive officers and directors:

Name	Age	Title	Date First Appointed

David Rector	63	Chief Executive Officer, President, Secretary and Treasurer	November 5, 2009

John N. Braca		Director	November 13, 2009

David C. Mathewson	65	Director and Geological Advisor	December 31, 2008

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified.  Officers are elected by the Board of Directors and serve until their successors are appointed by the Board of Directors.

The principal occupation and business experience during the past five years for our current officer and director is as follows:

David Rector, Chief Executive Officer, President, Secretary and Director.  Mr. Rector has served as our Chief Executive Officer, President, Secretary and Director since November 5, 2009. Mr. Rector does not have an employment agreement with us but receives $6,000 per month in compensation for his services to us. Mr. Rector has also served as our Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director from April, 2004 through December 31, 2008, as President and CEO of Standard Drilling, Inc. since November 2007. Mr. Rector previously served as President, Chief Executive Officer and Chief Operating Officer of Nanoscience [_________] from June 2004 to December 2006.  Since June 1985, Mr. Rector has been the principal of the David Stephen Group, which provides enterprise consulting services to emerging and developing companies in a variety of industries. From January 1995 until June 1995, Mr. Rector served as the General Manager of the Consumer Products Division of Bemis-Jason Corporation. Mr. Rector was employed by Sunset Designs Inc., a manufacturer and marketer of consumer product craft kits from June 1980 until June 1985. From June 1983 until June 1985, Mr. Rector served as President and General Manager of Sunset, from August 1981 until May 1985, Mr. Rector served as an Administrative and International Director of Sunset, and from June 1980 until August 1981, Mr. Rector served as Group Product Manager for Sunset.

Additionally, Mr. Rector currently serves on the Board of Directors of the following public companies:

Name	Director Since

Senesco Technologies, Inc. (AMEX:SNT)	February 2002
Dallas Gold & Silver Exchange (AMEX:DSG)	May 2003
Nevada Gold Holdings, Inc. (OTCBB:NGHI)	April 2004
US Uranium Inc. (OTCBB:USUI)	June 2007
Standard Drilling, Inc. (STDR.PK)	November 2007
Li3 Energy, Inc. (OTCBB:LIEG)	June 2008

As a result, the amount of time that Mr. Rector has to devote to our activities may be limited.

Mr. Rector obtained his Bachelor’s Degree in Business Administration from Murray State University in 1969.

David C. Mathewson, Director and Geological Advisor.  Mr. Mathewson was the Chief Executive Officer, President, Secretary, Treasurer, Chief Geologist and sole director of NGE from its inception on October 7, 2008, and became Chief Executive Officer, President, Secretary, Treasurer, Chief Geologist and sole direct of the Company upon the Merger.  He resigned as Chief Executive Officer, President, Secretary, Treasurer and Chief Geologist on November 5, 2009, but remains as our director and Geological Advisor.  Mr. Mathewson has more than 30 years of hands-on gold exploration experience on the Carlin gold trend in north-central Nevada.  Between August 2006 and August 2008, Mr. Mathewson was President, Chief Geologist and director of Gold Run, Inc., a public company.  Between June 2002 and June 2006, Mr. Mathewson was the Vice President of Exploration for Tone Resources, Ltd., a Canadian corporation, where he managed that company’s gold exploration program (Mr. Mathewson remained a director of Tone Resources until his resignation on March 23, 2007).  Between May 2001 and June 2002, Mr. Mathewson staked claims and evaluated business opportunities both as an individual and through his 50%-owned company, KM Exploration, Ltd (which has since been dissolved).  Between January 1995 and May 2001, he was the Regional Manager of Exploration for Newmont Mining Company, where he was responsible for managing that company’s exploration activities in the Great Basin and Carlin gold trends.  Prior to that, he was engaged as Newmont Mining Company’s Senior Exploration Geologist from April 1989 through December 1995.

John N. Braca, Director. Mr. Braca became a director of the Company on November 13, 2009.  Mr. Braca has served as a director and board observer for several service, technology and biotechnology companies over the course of his career.  He continues to work with both investors and management of companies in both exit and business development scenarios.  From April 2006, Mr. Braca has been the managing director of Fountainhead Venture Group, a healthcare information technology venture fund based in the Philadelphia area. From May 2005 through March 2006, Mr. Braca was a consultant and advisor to GlaxoSmithKline management in their research operations. From 1997 to April 2005, Mr. Braca was a general partner and director of business investments for S.R. One, Limited, or S.R. One, the venture capital subsidiary of GlaxoSmithKline. In addition, from January 2000 to July 2003, Mr. Braca was a general partner of Euclid SR Partners Corporation, an independent venture capital partnership. Prior to joining S.R. One, Mr. Braca held various finance and operating positions of increasing responsibility within several subsidiaries and business units of GlaxoSmithKline. Mr. Braca is a licensed Certified Public Accountant in the state of Pennsylvania and is affiliated with the American Institute of Certified Public Accountants and the Pennsylvania Institute of Certified Public Accountants. Mr. Braca received a Bachelor of Science in Accounting from Villanova University and a Master of Business Administration in Marketing from Saint Joseph’s University.

Board Committees

Our Board of Directors c has not established an audit committee, a compensation committee, a nominating committee or any other committee.  The Board of Directors currently acts in the capacity of an audit committee.

Although we do not have an audit committee, the Board of Directors has determined that Mr. Braca meets the definition of an “audit committee financial expert,” as defined in Item 407 of Regulation S-K.

Shareholder Recommendations of Nominees to the our Board of Directors

Currently, we do not have a policy with regard to procedures by which security holders may recommend nominees to our Board of Directors.

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

Name	Number of late reports	Number of transactions that were not reported on a timely basis	Failure to file a required Form

David Rector
David C. Mathewson
John N. Braca

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the last three fiscal years ended December 31, 2009, to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2009; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2009; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2009, that received annual compensation during the fiscal year ended December 31, 2009, in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)		Non- Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Non- qualified Deferred Compen- sation Earnings ($)	All Other Compensation ($)	Total ($)
David Rector	2009	$12,000	—	—	$	[____]	—	—	—	$	[____]
CEO, President, CFO,	2008	—	—			—	—	—	—		—
Secretary, Treasurer, and Director(1)	2007	—	—

David Mathewson(2)	2009	$15,000									$15,000
Geological Advisor	2008
and Director	2007

(1)
Mr. Rector was our sole officer and director until December 31, 2008, when he resigned all positions with the Company; on November 5, 2009, he became our Chief Executive Officer, President, Secretary and director.

(2)	Mr. Mathewson became our sole officer and director on December 31, 2008; he resigned his officer positions on November 5, 2009.

On November 5, 2009, our Board of Directors granted under our 2008 Plan to David Rector, in connection with his appointment as our Chief Executive Officer, President, Secretary and director, incentive stock options to purchase 1,000,000 shares of Common Stock at a purchase price of $0.135 per share (the closing bid price quoted on the OTCBB on the date of grant), vesting 100% on December 31, 2010, and expiring November 4, 2014.

On November 16, 2019, our Board of Directors granted under our 2008 Plan to John N. Braca, in connection with his appointment as our director, non-qualified stock options to purchase 250,000 shares of Common Stock at a purchase price of $0. 127 per share (the closing bid price quoted on the OTCBB on the date of grant), vesting 100% on December 31, 2010, and expiring November 15, 2014.

Except as described above, we have not issued any stock options, nor have we maintained any stock option or other incentive plans other than our 2008 Plan. (See “Item 5, Market for Common Equity and Related Stockholder Matters – Securities Authorized for Issuance under Equity Compensation Plans” above.) We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

Employment Agreements with Executive Officers

The Company entered into an employment agreement effective as of January 1, 2009 (the “Effective Date”) with David Mathewson, pursuant to which Mr. Mathewson served as our Chief Executive Officer, President and Chief Geologist.  The term of the employment agreement commenced on the Effective Date and was to end on the first anniversary of the Effective Date, unless sooner terminated as provided in employment agreement (the “Term”); thereafter, the Term would have automatically renewed for successive periods of one year, unless either party gave to the other at least thirty (30) days’ prior written notice of their intention not to renew the employment agreement prior to the end of the Term or the then applicable renewal Term, as the case may be. Pursuant to the employment agreement, Mr. Mathewson’s annual base salary was $120,000; provided, however, that for the first year of the term, the base salary was $105,000 per annum, with $5,000 payable for the months of January, February and March of 2009, and $10,000 payable for the remaining months of 2009.  Mr. Mathewson received a total of $15,000 in salary in 2009.  The employment agreement contained no provisions relating to a bonus.

The Board of Directors would have determined whether and to what extent Mr. Mathewson would participate in any stock or option plan of the Company. During the Term, Mr. Mathewson was entitled to participate in the Company’s insurance programs and any ERISA benefit plans that may be adopted.

Mr. Mathewson was entitled to receive reimbursement of all expenses reasonably incurred by him in performing his services, including all travel and living expenses while away from home on business or incurred at the specific request or direction of the Company. The Company advanced to Mr. Mathewson, on a fully accountable basis, an allowance for reimbursable expenses of $5,000 per month (or, if reimbursable expenses for the prior month did not equal or exceed $5,000, then an amount equal to $5,000 less the unused portion of the prior month’s advance).

The Company was to grant Mr. Mathewson a 1% net smelter return royalty (“NSR”) for all prospects generated by him that were acquired by staking for the Company. The Company was to grant Mr. Mathewson a 1/2% percent NSR for all prospects generated by him that are subsequently leased by the Company, exclusive of the “Tempo” property, provided that (i) such lease carries a total maximum NSR of 4% percent (inclusive of the 1/2% percent NSR to Mr. Mathewson), and (ii) such lease does not adjoin a claim from which Mr. Mathewson is otherwise entitled to receive participation in an NSR. The Company was to have the right to purchase all of such 1/2% percent NSRs respecting leased prospects in the aggregate at any time for $500,000.

On November 5, 2009, the Company and Mathewson agreed to terminate the employment agreement, and Mr. Mathewson resigned as Chief Executive Officer, President, Secretary, Treasurer and Chief Geologist of the Company.  Mr. Mathewson waived the right to receive any base salary accrued to the termination date but not yet paid. The Company is not obligated to pay Mr. Mathewson any severance.  No NSRs have accrued under the agreement, and the Company is not obligated to grant any NSRs to Mr. Mathewson.  Mr. Mathewson agreed that he will not, directly or indirectly, own, manage, operate, finance, control or participate in the ownership, management, operation, financing, or control of, be employed by, associated with, or in any manner connected with, lend any credit to, or render services or advice to any business, firm, corporation, partnership, association, joint venture or other entity that engages in or conducts the business of gold exploration, anywhere within the Tempo property located in Lander County, Nevada, or within two miles of the current outside boundary of the Tempo property, for a period of three years or for as long as the Company maintains ownership control or a participatory involvement in the Tempo property (whichever is longer), or unless otherwise agreed upon by the Company’s Board of Directors.  Mr. Mathewson also surrendered to the Company, without payment therefor, two million (2,000,000) shares of the Company’s Common Stock, which were cancelled and returned to authorized but unissued shares.

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

At this time directors do not receive compensation for their services.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of April [__], 2010:

●	each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

●	each of our directors;

●	each of our executive officers; and

●	all of our directors and executive officers as a group.

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

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class (2)

David C. Mathewson 1265 Mesa Drive Fernley, NV 89408	Common Stock			%

David Rector	Common Stock			%

John N. Braca	Common Stock			%

All directors and executive officers as a group (3 persons)	Common Stock			%

Gibraltar Global Securities	Common Stock			%

Tillerman Securities	Common Stock			%

Marion R. “Butch” Barnes	Common Stock			%

(1)	All named parties have, to our knowledge, sole investment and voting control of the shares set forth in this table.
(2)	Percentages based upon shares of common stock outstanding as of March ____, 2010; percentages are rounded.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

On December 31, 2008, in connection with the Merger, David Mathewson received 15,200,000 shares of our Common Stock in exchange for 190 shares of NGE common stock owned by Mr. Mathewson.  Subsequent to the closing of the Merger, Mr. Mathewson transferred to certain investors in the Bridge PPO, in private transactions, an aggregate of 3,060,000 of his shares.  In connection with the Merger, Mr. Mathewson entered into a lock-up agreement, pursuant to which he is prohibited from certain sales or dispositions of any other shares of our Common Stock received in the Merger for a period of two years from December 31, 2008, without the prior written consent of the Company.

See “Business—Historical Development—Split-Off Agreement” for a description of certain transactions involving Marion R. “Butch” Barnes in connection with the Merger.

Nano Holdings recorded the value of uncompensated services provided by its officer and director, David Rector, and the President of Sunshine, Marion “Butch” Barnes, as a contribution of capital during the year ended December 31, 2008. However, as a result of the “reverse merger” accounting, with NGE deemed to be the accounting acquirer in the reverse merger, these amounts do not appear on our statements of stockholders’ equity at December 31, 2009 or 2008.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent.”  Nevertheless, our Board of Directors has determined that one of our three directors, John N. Braca, is “independent” within the definition of independence provided in the Marketplace Rules of The Nasdaq Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended December 31, 2009 and 2008, are set forth in the table below:

Fee Category	Fiscal year ended December 31, 2009	Fiscal year ended December 31, 2008
Audit fees (1)	$19,100	$8,000
Audit-related fees (2)	$0	$0
Tax fees (3)	$0	$0
All other fees (4)	$0	$0
Total fees	$19,100	$8,000

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

The consolidated financial statements of the Company are listed on the Index to Financial Statements on this annual report on Form 10-K beginning on page F-1.

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

10.9*	Form of Securities Purchase Agreement dated December 31, 2008, between Nevada Gold Holdings, Inc., and the Buyers party thereto

10.10*	Form of 10% Secured Convertible Promissory Note

10.11*	Form of Security Agreement dated December 31, 2008, among Nevada Gold Holdings, Inc., Nevada Gold Enterprises, Inc., and the Buyers party thereto

10.12*†	Nevada Gold Holdings, Inc., 2008 Equity Incentive Plan

10.13**	Form of amended Subscription Agreement between Nevada Gold Holdings, Inc., and the investors party thereto

10.14 †
Employment Agreement dated as of January 1, 2009, between Nevada Gold Holdings, Inc., and David Mathewson (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 24, 2009)

10.15†	Letter agreement dated November [ ], 2009, between Nevada Gold Holdings, Inc., and David Mathewson re resignation and termination of Employment Agreement

[Add 2009 material contracts, if any]

21.1**	Subsidiaries of the Registrant

31.1**	Certification of principal executive and principal financial officer pursuant to Rule 13a-14(a) and 15d-14(a)

32.1** §	Certification of principal executive and principal financial officer pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference to identically numbered exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on January 7, 2009.

**	Filed herewith

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.

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

NEVADA GOLD HOLDINGS, INC.

Dated: April 15, 2010	By:	/s/ David Rector
David Rector
Chief Executive Officer, President, Secretary and Treasurer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ David Rector	Director; Chief Executive Officer, President, Secretary and Treasurer	April 15, 2010
David Rector

/s/ John N. Braca	Director	April 15, 2010
John N. Braca

/s/ David C. Mathewson	Director	April 15, 2010
David C. Mathewson

FINANCIAL STATEMENTS

NEVADA GOLD HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Balance Sheet

ASSETS

	December 31,	December 31,
	2009	2008
		(Restated)
CURRENT ASSETS

Cash	$158,398	$-
Cash held in trust	-	253,440

Total Current Assets	158,398	253,440

OTHER ASSETS

Mining reclamation bond	15,444	-

Total Other Assets	15,444	-

TOTAL ASSETS	$173,842	$253,440

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$70,480	$233,354
Derivative liability	-	112,500
Note payable	100,000	-

Total Current Liabilities	170,480	345,854

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock:$0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock:$0.001 par value, 300,000,000 shares authorized; 72,631,946 and 71.001.946 shares issued and outstanding, respectively	72,632	71,002
Additional paid-in capital (deficit)	817,944	(142,520)
Deficit accumulated during the exploration stage	(887,214)	(20,896)

Total Stockholders' Equity (Deficit)	3,362	(92,414)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$173,842	$253,440

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA GOLD HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statement of Operations

		From Inception	From Inception
	For the Year	on October 2,	on October 2,
	Ended	2008 Through	2008 Through
	December 31,	December 31,	December 31,
	2009	2008	2009

REVENUES	$-	$-	$-

EXPENSES

General and administrative	615,580	431	616,011
Exploration costs	205,156	20,465	225,621

Total Expenses	820,736	20,896	841,632

OTHER INCOME (EXPENSE)

Interest expense	(158,082)	-	(158,082)
Gain on settlement of derivative liability	112,500	-	112,500

Total Other Income (Expense)	(45,582)	-	(45,582)

LOSS BEFORE INCOME TAXES	(866,318)	(20,896)	(887,214)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(866,318)	$(20,896)	$(887,214)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	72,445,261	70,633,946

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA GOLD HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Exploration	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance at inception on
October 2, 2008	-	$-	$-	$-	$-

Common stock issued
to founders for cash
on October 2, 2008	30,480,000	30,480	(30,480)	-	-

Recapitalization pursuant to
reverse merger	39,393,946	39,394	(220,372)	-	(180,978)

Common stock issued for debt
issuance costs on
December 31, 2008	300,000	300	37,200	-	37,500

Common stock issued for cash
on December 31, 2008, net of
$31,540 of direct issuance costs	828,000	828	71,132	-	71,960

Net loss for the period from
inception on October 2, 2008
through December 31, 2008	-	-	-	(20,896)	(20,896)

Balance, December 31, 2008	71,001,946	71,002	(142,520)	(20,896)	(92,414)

Common stock issued for cash,
net of $4,130 of direct issuance costs	3,330,000	3,330	787,920	-	791,250

Common stock issued for
services rendered	300,000	300	74,700	-	75,000

Common shares cancelled	(2,000,000)	(2,000)	2,000	-	-

Contributed services	-	-	75,000	-	75,000

Stock-based compensation	-	-	20,844	-	20,844

Net loss for the year ended
December 31, 2009	-	-	-	(866,318)	(866,318)

Balance, December 31, 2009	72,631,946	$72,632	$817,944	$(887,214)	$3,362

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA GOLD HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statement of Cash Flows

		From Inception	From Inception
	For the Year	on October 2,	on October 2,
	Ended	2008 Through	2008 Through
	December 31,	December 31,	December 31,
	2009	2008	2009
OPERATING ACTIVITIES

Net loss	$(866,318)	$(20,896)	$(887,214)
Adjustments to Reconcile Net Loss to Net Cash
Provoded by (Used in) Operating Activities
Common stock issued for services	95,844	-	95,844
Contributed services	75,000	-	75,000
Gain on change in derivative liability	(112,500)	-	(112,500)
Changes in Operating Assets and Liabilities:
Increase in accounts payable	(162,874)	52,376	(110,498)

Net Cash Provided by (Used in) Operating Activities	(970,848)	31,480	(939,368)

INVESTING ACTIVITIES	-	-	-

Purchase of mining reclamation bond	(15,444)	-	(15,444)
Change in cash held in trust	253,440	(253,440)	-

Net Cash Provided by (Used in) Investing Activities	237,996	(253,440)	(15,444)

FINANCING ACTIVITIES

Proceeds from issuance of common stock, net of issuance costs	791,250	71,960	863,210
Proceeds from notes payable	100,000	150,000	250,000

Net Cash Provided by Financing Activities	891,250	221,960	1,113,210

NET DECREASE IN CASH	158,398	-	158,398

CASH AT BEGINNING OF PERIOD	-	-	-

CASH AT END OF PERIOD	$158,398	$-	$158,398

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$8,082	$-	$8,082
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA GOLD HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Nevada Gold Holdings, Inc. (the “Company”, formerly known as Nano Holdings International, Inc.) was incorporated under the laws of the State of Delaware on April 16, 2004.  Nevada Gold Enterprises, Inc., a Nevada corporation, was incorporated under the laws of the State of Nevada on October 2, 2008.

On December 31, 2008, Nevada Gold Acquisition Corp., a Nevada corporation formed on December 18, 2008, and a wholly owned subsidiary of Nevada Gold Holdings, Inc., merged with and into Nevada Gold Enterprises, Inc. (the “Merger”). Nevada Gold Enterprises, Inc. was the surviving corporation in the Merger. As a result of the Merger, Nevada Gold Enterprises, Inc., became a wholly-owned subsidiary of Nevada Gold Holdings, Inc.

Pursuant to the Merger, Nevada Gold Holdings, Inc. ceased operating as a distributor of party and drinking supplies and acquired the business of Nevada Gold Enterprises, Inc., to engage in the exploration and eventual development of gold mines and will continue the Company’s existing business operations as a publicly-traded company under the name Nevada Gold Holdings, Inc.

The Merger was treated as a reverse merger and recapitalization for financial accounting purposes. As a result of the merger, the Company recorded an aggregate stock issuance of 39,393,946 shares of common stock with a net value of $(180,978). The negative recapitalization net value recognized was the result of the Company restating the equity structure of the legal subsidiary using the exchange ratio established in the acquisition agreement to reflect the number of shares of the legal parent issued in the reverse acquisition.  Nevada Gold Enterprises, Inc. was considered the acquirer for accounting purposes, and Nevada Gold Holdings, Inc. is considered the surviving company for legal purposes. Accordingly, the accompanying financial statements present the historical financial statements of Nevada Gold Enterprises, Inc., as the historical financial statements of Nevada Gold Holdings, Inc., i.e. a reverse merger. As used herein, the “Company” means Nevada Gold Holdings, Inc.

NOTE 2 - GOING CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern and has accumulated losses since inception. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

a.   Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting.  The Company has elected a December 31 year-end.

NEVADA GOLD HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

b. Revenue Recognition

The Company has not earned any revenues since inception.  The Company will develop appropriate revenue recognition policies at such time that planned principal operations become feasible.

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

e. Basic Earnings (Loss) Per Share

Basic net earnings (loss) per common share is computed by dividing net earnings (loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted net earnings (loss) per common share is determined using the weighted-average number of common shares outstanding during the period, adjusted for the dilutive effect of common stock equivalents, consisting of shares that might be issued upon exercise of common stock options. In periods where losses are reported, the weighted-average number of common shares outstanding excludes common stock equivalents, because their inclusion would be anti-dilutive.

The dilutive effect of outstanding stock options and warrants is reflected in diluted earnings per share by application of the treasury stock method. The dilutive effect of outstanding convertible securities is reflected in diluted earnings per share by application of the if-converted method.

NEVADA GOLD HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

e.  Basic Earnings (Loss) Per Share

The following is a reconciliation of basic and diluted earnings per share for 2009 and 2008:

	Periods Ended
	December 31,
	2009	2008

Numerator:
Net income (loss) available to common shareholders	$(866,318)	$(20,896)

Denominator:
Weighted average shares - basic	72,445,261	70,633,946

Net income (loss) per share - basic	$(0.01)	$(0.00)

Potential dilutive effect of common stock equivalents:
Options and warrants	-	-
Convertible Debt	-	-

Denominator:
Weighted average shares - diluted	72,445,261	70,633,946

Net income (loss) per share - diluted	$(0.01)	$(0.00)

For the year ended December 31, 2009, fully diluted earnings per share excludes the dilutive effect of 103,270,000 common stock equivalents from options and warrants and 1,250,000 common stock equivalents from convertible debt, because their inclusion would be anti-dilutive. For the period ended December 31, 2008, fully diluted earnings per share excludes the dilutive effect of 600,000 common stock equivalents from convertible debt, because their inclusion would be anti-dilutive.

f.  Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

g.  Common Stock

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

NEVADA GOLD HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

h.  Preferred Stock

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

i. General and Administrative Expenses

General and administrative expenses include those costs not directly related to the sales of the Company’s products. These expenses include travel, administrative compensation, and various legal and professional fees.

j.  Principles of Consolidation

The accompanying financial statements include the accounts of Nevada Gold Holdings, Inc. and its wholly owned subsidiary Nevada Gold Enterprises, Inc.  All significant intercompany transactions have been eliminated.

k.  Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below.)

NEVADA GOLD HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

k. Recent Accounting Pronouncements

In May 2009, the Company adopted the Codification standards that establish standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). The standard requires and entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. It is effective for interim and annual periods ending after June 15, 2009. Management has reviewed all subsequent events through the date that the financial statements were issued in accordance with this pronouncement.  The adoption of this standard did not have a material impact on the Company’s financial condition or results of operation.

In June 2009, the Financial Accounting Standards Board ("FASB") established the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP.  Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  The introduction of the Codification does not change GAAP and other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on our consolidated financial statements.

l. Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation  allowance when, in the opinion of management,  it is more likely than not that some  portion or all of the deferred tax assets will to be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of December 31, 2009 and 2008:

	2009	2008
Deferred tax assets:
NOL carryover	$346,013	$8,149
Valuation allowance	(346,013)	(8,149)
Net deferred tax asset	$--	$--

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2009 and 2008 due to the following:

	2009	2008

Income tax benefit at statutory rate	$(337,864)	$(8,149)
Valuation allowance	337,864	8,149
	$-	$-

At December 31, 2009, the Company had net operating loss carryforwards of approximately $900,000 that may be offset against future taxable income through 2030. No tax benefit has been reported in the December 31, 2009 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations.

NEVADA GOLD HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES (Continued)

l. Income Taxes

Net operating loss carryforwards may be limited as to use in future years as a result of any change in ownership.

NOTE 4 – DEBT AND EQUITY

On October 2, 2008 the Company issued 30,480,000 shares of common stock various individuals.  These shares were issued as founders’ shares and were recorded for the cash value the founders paid of $25.  In the accompanying consolidated statement of stockholders’ equity (deficit), the $25 has been included in the reverse merger recapitalization.

On December 31, 2008, the Company sold in a private placement offering an aggregate of 828,000 post-split shares of common stock for cash at $0.125 per share. On December 31, 2008, the Company also received $150,000 pursuant to a secured convertible note payable with an unrelated party. Under the terms of this convertible note, interest accrues at a rate of 10.0 % per annum, and the balance, including accrued interest, was due on December 31, 2009, was convertible at $1.00 per share that was adjustable based on the conversion prices of options, warrants or other convertible instruments issued by the Company. The Company analyzed the conversion feature of the note and determined that the conversion feature was a derivative liability. The derivative liability was valued at $112,500 based on the intrinsic value between the original conversion price and the stock price on December 31, 2008. The Company recorded a debt discount for the value of the derivative liability. Upon the closing of the Merger, the purchaser of the note also received 300,000 post-split shares of Common Stock under the terms of the convertible note.  These shares were valued at $0.125 per share ($37,500).  The Company recorded a debt discount for the value of the 300,000 shares issued to the purchaser of the convertible note. On June 24, 2009, the Company prepaid $100,000 of principal on this note, $4,603 in accrued interest, and issued 200,000 shares of common stock to the holder of the note payable as consideration for waiving certain disputed anti-dilution clauses of the note. These shares were valued at $0.25 per share ($50,000) and were recorded as common stock issued for services for the year ended December 31, 2009. On September 21, 2009, the Company paid the remaining $50,000 in note principal and $8,082 in accrued interest, thus satisfying the note in full.  As a result of the convertible note repayment, the derivative liability was settled and the Company recognized a $112,500 gain for the year ended December 31, 2009; additionally, the debt discount on the convertible note, totaling $150,000 ($112,500 from the derivative liability and $37,500 from the 300,000 shares) was recognized as interest expense for the year ended December 31, 2009. As of December 31, 2009 the Company has no remaining obligations under the terms of the note.

Effective March 9, 2009, the Company issued 330,000 post-split shares of common stock for cash at $0.125 per share.

On May 11, 2009, the Company entered into a consulting agreement whereby the Company receives certain investor relation and corporate communications services in exchange for the issuance of 100,000 post-split shares of the Company’s common stock.  Of these shares, 50,000 were issued upon execution of the agreement, at a value of $0.25 per share.  The remaining 50,000 shares were issued on August 26, 2009, also at $0.25 per share.

Effective May 13, 2009, the Company’s shares of common stock were forward split on a 2 shares for 1 share basis, in the form of a stock dividend. The accompanying financial statements have been restated to reflect the forward stock split on a retro-active basis.

On November 5, 2009 the Company received 2,000,000 shares from David Mathewson, who surrendered the shares pursuant to his resignation as an officer of the Company.  The shares were subsequently cancelled by the Company in April, 2010.

NEVADA GOLD HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 4 – DEBT AND EQUITY (Continued)

Private Placement Offerings

On June 24, 2009, the Company consummated a private placement offering whereby the Company issued 2,000,000 units in exchange for cash at $0.25 per unit.  Each unit consists of one share of common stock and one warrant to purchase one share of common stock at $0.50 per share, exercisable for a period of five years. Concurrent with the private placement offering, the Company agreed to grant an additional 200,000 warrants to the related placement agent,which were valued at $44,456 using the Black-Scholes options pricing model assuming common stock volatility of 153% and a risk-free rate of 3.94.  Each of these warrants allows the recipient the right to purchase one share of the Company’s common stock at a price of $0.25 per share, for a period of up to five years.  The Company performed an analysis of the 2,000,000 warrants using the Black-Scholes options pricing model, assuming common stock volatility of 153% and a risk-free rate of 3.94%, resulting in an aggregate relative fair value of $235,327.  The fair value of the warrants was recognized in additional paid in capital for the year ended December 31, 2009.The warrants were deemed not to be derivatives.

On September 18, the Company consummated a private placement offering whereby the Company issued 1,000,000 units in exchange for cash at $0.25 per unit.  Each unit consists of one share of common stock and one warrant to purchase one share of common stock at $0.50 per share, exercisable for a period of five years.  Each of these warrants allows the recipient the right to purchase one share of the Company’s common stock at a price of $0.25 per share, for a period of up to five years.  The Company performed an analysis of the warrants using the Black-Scholes options pricing model, assuming common stock volatility of 134% and a risk-free rate of 3.94%, resulting in an aggregate relative fair value of $109,474.  The fair value of the warrants was recognized in additional paid in capital for the year ended December 31, 2009. The warrants were deemed not to be derivatives.

In connection with the private placement offering, the Company had previously entered into a Placement Agency Agreement with Gottbetter Capital Markets, LLC (the “Placement Agent”), in which the Company agreed (i) to pay a cash fee to the Placement Agent equal to 10% of the gross proceeds from the sale of PPO Units to investors introduced to the Company by the Placement Agent and 2% of the gross proceeds from the sale of PPO Units to any other investors, and (ii) to issue to the Placement Agent warrants to purchase a number of shares of Common Stock equaling 10% of the PPO Units sold to investors introduced to the Company by the Placement Agent and 2% of the PPO Units sold to any other investors, exercisable for a period of five years at an exercise price of $0.50 per share.  In connection with the closing on September 18, 2009, the Placement Agent earned a cash fee of $5,000 and warrants to purchase 20,000 shares of Common Stock.  The Company valued these warrants at $2,181, pursuant to the Black-Scholes options pricing model. The fair value of the warrants was recognized in additional paid in capital for the year ended December 31, 2009.

Bridge Loan

On December 7, 2009 the Company entered into a Bridge Loan Agreement with Theory Capital Corp., an unrelated third party entity (“Theory”), whereby Theory loaned a total of $100,000 to the Company.  The note accrues interest at a rate of 10.0% per annum, and is due and payable in full on June 4, 2010.  The note is mandatorily convertible into common stock upon the Company’s closing of a private placement offering, or the due date, whichever comes first.  The loan is convertible into common stock at the market value of the shares on the date of conversion.   The Company’s management has assessed the conversion feature of the note and concluded that it is a contingent conversion feature, which will not be recorded until the triggering event (a future private placement offering by the Company) takes place.

NEVADA GOLD HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 4 – DEBT AND EQUITY (Continued)

Stock Option Awards

On November 5, 2009, the Company’s Board of Directors granted to David Rector, in connection with his appointment as the Company’s Chief Executive Officer, President, Secretary and director, incentive stock options to purchase 1,000,000 shares of Common Stock at a purchase price of $0.135 per share (the closing bid price quoted on the OTCBB on the date of grant), vesting 100% on December 31, 2010, and expiring November 4, 2014.

On November 16, 2009, the Company’s Board of Directors granted to John N. Braca, in connection with his appointment as a director, non-qualified stock options to purchase 250,000 shares of Common Stock at a purchase price of $0. 127 per share (the closing bid price quoted on the OTCBB on the date of grant), vesting 100% on December 31, 2010, and expiring November 15, 2014.

The Company’s 2008 Equity Incentive Plan (the Plan), which is shareholder-approved, permits the grant of share options and shares to its employees for up to 4 million shares of common stock. The Company believes that such awards better align the interests of its executive officers, key employees, consultants and directors with those of its shareholders.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model that uses the assumptions noted in the table below. Expected volatilities are based on implied volatilities from, historical volatility of the Company’s stock, and other factors. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

2009
Expected volatility	193%

Expected dividends	0%

Expected term (in years)	3

Risk-free rate	2.3%

NEVADA GOLD HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 4 – DEBT AND EQUITY (Continued)

Stock Option Awards

A summary of option activity under the Plan as of December 31, 2009, and changes during the year then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2008	-	-

Granted	1,250,000	$0.13	4.9	$-

Exercised	-	-	-	-

Forfeited or expired	-	-	-	-

Outstanding at December 31, 2009	1,250,000	$0.13	4.9	-

Exercisable at December 31, 200	-	-	-	-

The weighted-average grant-date fair value of options granted during the years ended December 31, 2009 and 2008, was $0.12 and $-0-, respectively.

A summary of the status of the Company’s nonvested shares as of December 31, 2009, and changes during the year ended December 31, 2009, is presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value

Nonvested at January 1, 2009	-	-

Granted	1,250,000	$0.13

Vested	-	-

Forfeited	-	-

Nonvested at December 31, 2009	1,250,000	$0.13

NEVADA GOLD HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 4 – DEBT AND EQUITY (Continued)

Warrants

A summary of warrant activity as of December 31, 2009, and changes during the year then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at January 1, 2009	-	-

Granted	3,220,000	$0.50	4.6	$-

Exercised	-	-	-	-

Forfeited or expired	-	-	-	-

Outstanding at December 31, 2009	3,220,000	$0.50	4.6	-

Exercisable at December 31, 2009	3,220,000	$0.50	4.6	-

NOTE 5 – FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and establishes a three level hierarchy for measuring fair value. Fair value measurements are classified and disclosed in one of the following categories:

Level 1:   Quoted prices (unadjusted) in active markets for identical assets and liabilities that we have the ability to access at the measurement date.

Level 2:  Inputs other than quoted prices included within Level 1 that are either directly or indirectly observable for the asset or liability, including quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived from observable market data by correlation or other means. Instruments categorized in Level 2 include non-exchange traded derivatives such as over-the-counter forwards and swaps.

Level 3:  Unobservable inputs for the asset or liability, including situations where there is little, if any, market activity for the asset or liability.

The valuation assumptions utilized to measure the fair value of the Company’s derivatives were observable inputs based on market data obtained from independent sources and are considered Level 2 inputs (quoted prices for similar assets, liabilities (adjusted) and market-corroborated inputs).

NEVADA GOLD HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 5 – FAIR VALUE MEASUREMENTS (Continued)

The following table presents for each hierarchy level our assets and liabilities, including both current and non-current portions, measured at fair value on a recurring basis, as of December 31, 2008 (no assets are measured at fair value on a recurring basis at December 31, 2009):

	Level 1	Level 2	Level 3	Total
Assets — Current:
	$--	$--	$--	$--
Liabilities — Current:
Derivative – conversion feature of debt	$--	$112,500	$--	$--

In consideration of credit risk, the Company considers that it is of substantial credit quality and has the financial resources and willingness to meet its potential repayment obligations associated with the derivative transactions.

The estimated fair value of financial instruments is the amount at which the instrument could be exchanged currently between willing parties. The carrying amounts reported in the consolidated balance sheet for cash and cash held in trust, and accounts payable approximate fair value due to the immediate or short-term maturity of these financial instruments. We use available marketing data and valuation methodologies to estimate the fair value of debt. The following disclosure does not impact our financial position, results of operations or cash flows.

	December 31, 2009		December 31, 2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Short-Term Debt
Convertible Debt	100,000	100,000	--	150,000

Long-Term Debt	$100,000	$100,000	$--	$150,000

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Litigation
The Company is party to various legal actions arising in the ordinary course of business. Matters that are probable of unfavorable outcomes to the Company and which can be reasonably estimated are accrued. Such accruals are based on information known about the matters, the Company’s estimates of the outcomes of such matters and its experience in contesting, litigating and settling similar matters. None of the actions are believed by management to involve future amounts that would be material to our financial position or results of operations after consideration of recorded accruals although actual amounts could differ materially from management’s estimate that are reasonably possible to occur will not have a material adverse affect on the Company’s financial position or results of operations.

NEVADA GOLD HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 6 – COMMITMENTS AND CONTINGENCIES (Continued)

Mining Lease
The Company is required under the terms of our property lease to make annual lease payments. The Company is also required to make annual claim maintenance payments to Federal Bureau of Land Management and to the county in which its property is located in order to maintain its rights to explore and, if warranted, to develop its property. If the Company fails to meet these obligations, it will lose the right to explore for gold on its property.

The Company’s property lease is for an initial period of ten years from May 2007 and may be extended in five year increments for up to a total term of 99 years. The Company may terminate this lease at any time. Until production is achieved, the Company’s lease payments (deemed “advance minimum royalties”) consist of an initial payment of $5,000, which was made upon the effectiveness of the lease, followed by annual payments according to the following schedule:

Due Date of Advance Minimum Royalty Payment	Amount of Advance Minimum Royalty Payment

January 15, 2008 (paid)	$10,000

January 15, 2009 (paid)	$15,000

January 15, 2010 (paid)	$30,000

January 15, 2011	$45,000

January 15, 2012 and annually thereafter during the term of the lease	The greater of $60,000 or the dollar equivalent of 90 ounces of gold

The Company is required to make annual claim maintenance payments to the Bureau of Land Management and to the counties in which its property is located. If the Company fails to make these payments, it will lose its rights to the property. As of the date of this Report, the annual maintenance payments are $133.50 per claim, consisting of payments to the Bureau of Land Management and to the counties in which the Company’s properties are located. The Company’s property consists of an aggregate of 206 lode claims. The aggregate annual claim maintenance costs are currently $32,256.

NOTE 7 – SUBSEQUENT EVENTS

On February 5, 2010, the Company entered into a financing arrangement with JMJ Financial (“JMJ”), pursuant to which the JMJ may lend the Company up to $3,200,000.  The Company issued convertible promissory notes to JMJ in an aggregate principal amount of $3,200,000.  The Company received $200,000 from JMJ pursuant to these notes on February 5, 2010.  The Notes bear a one-time interest of 8% and mature three years from the date of issuance.  Prepayment under the Notes is not permitted, unless approved by the JMJ.  Under the terms of the Notes, JMJ is entitled, at its option, to convert all or part of the principal amount and accrued interest into shares of the Company’s Common Stock at a conversion price equal to 70% of the lowest trade price of the Common Stock in the twenty (20) trading days immediately prior to the conversion, subject to adjustment in certain circumstances.

On February 17, 2010, the Company entered into a six month consulting agreement whereby the Company receives certain investor relation and corporate communications services in exchange for the issuance of 1,000,000 post-split shares of the Company’s common stock as of the date of the agreement.   The agreement can be terminated immediately by either party upon written notice.

NEVADA GOLD HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 8 -  CORRECTION OF AN ERROR

The Company has restated the consolidated balance sheet, consolidated statements of operations and cash flows as of and for the period ended December 31, 2008 for matters related to the following errors: (i) an overstatement of current liabilities, (ii) an overstatement of general and administrative expenses, and  (iii) the incorrect classification of the cost of the Tempo Mineral Prospect.

Following is a description of the errors related to the overstatement of current liablities at December 31, 2008, and the overstatement of general and administrative expenses for the period from inception through December 31, 2008:  The Company overstated current liabilities due to the Company’s accounting consultant misconstruing certain transactions taking place within the Company’s trust account, which is maintained by an external accountant.  Certain cash payments on prior period liabilities were incorrectly recorded as accruals of new accounts payable and accrued expenses. This overstatement was offset by $112,500 that the Company recorded as additional paid in capital instead of as a current liability related to the derivative liability on the conversion feature of a convertible note payable.

 Following is a description of the error related to the overstatement of general and administrative expenses for the period from inception through December 31, 2008:  The Company overstated general and administrative expenses, as certain expense payments were incorrectly recorded as accruals of liabilities.

Following is a description of the error related to the incorrect classification of the cost of the Tempo Mineral Prospect:  The asset was originally classified as an asset and valued at the predecessor owner’s cost of $20,465.  In accordance with SEC Staff guidance, since there has not been a final or bankable feasibility study and the designation of proven and probable reserves, the Tempo Mineral Prospect was considered to be an exploration cost for the period ended December 31, 2008.

The effects on the Company’s previously issued consolidated financial statements for the fiscal year ended December 31, 2008, of the aforementioned errors are summarized as follows:
	As
	Previously	As	Increase
December 31, 2008	Reported	Restated	(Decrease)

Cash held in trust	$253,440	$253,440	$-
Total current assets	253,440	253,440	-
Mining claims	20,465	-	(20,465)
Mining reclamation bond	-	-	-
Total assets	273,905	253,440	(20,465)
Accounts payable and accrued expenses	363,996	233,354	(130,642)
Derivative liability	-	112,500	112,500
Total liabilities	363,996	345,854	18,142
Total stockholders’ equity (deficit)	(90,091)	(92,414)	(2,323)

For the Period Ended December 31, 2008
Exploration costs	-	20,465	20,465
General and administrative expense	90,282	431	89,851
Net loss	(90,282)	(20,896)	69,386
Net loss per share, basic and diluted	(0.00)	(0.00)	(0.00)

Cash provided by (used in) operating activities	(25)	31,480	31,455
Cash provided by (used in) investing activities	-	(253,440)	(253,440)
Cash provided by (used in) financing activities	-	221,960	221,960