Form 10-K/A
period 2009-12-31
Nevada Gold Holdings, Inc.
filed 2010-04-20
CIK 1369203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
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

Large Accelerated Filer ☐                                                    Accelerated Filer ☐
Non-Accelerated Filer ☐                                                      Smaller reporting company ☒
                       (Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

On June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, 48,121,946 shares of its Common Stock, $0.001 par value per share (its only class of voting or non-voting common equity) were held by non-affiliates of the registrant.  The market value of those shares was $10,586,828, based on the last sale price of $0.22 per share of the Common Stock on that date.  For this purpose, shares of Common Stock beneficially owned by each executive officer and director of the registrant and each beneficial owner of 10% or more of the Common Stock outstanding have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 14, 2010, there were 76,430,476 shares of the registrant's common stock, par value $0.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

This Annual Report on Form 10-K/A is being filed to correct certain typographical errors and to supplement certain information in the following Items:

•	Item 1 – Business

•	Item 1A – Risk Factors

•	Item 2 – Properties

•	Item 5 – Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

•	Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Item 9 – Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

•	Item 9A.[T] – Controls and Procedures

•	Item 10 – Directors, Executive Officers, and Corporate Governance

•	Item 11 – Executive Compensation

•	Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

•	Item 13 – Certain Relationships and Related Transactions, and Director Independence

•	Item 15 – Exhibits and Financial Statement Schedules

•	Notes to Consolidated Financial Statements

•	Note 3 – Significant Accounting Policies

•	Note 4 – Debt and Equity

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

2008 Equity Incentive Plan

Before the Merger, Nano Holdings’ Board of Directors adopted the 2008 Equity Incentive Plan (the “2008 Plan”), which provides for the issuance of up to 4,000,000 shares of Common Stock as incentive awards granted to executive officers, key employees, consultants and directors.

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

We do not have sufficient capital to fund our exploration program as it is currently planned or to fund the acquisition and exploration of new properties. We estimate that we will need to raise approximately $1 million to pay for our exploration program through December 31, 2010, as it is currently planned and described in this Report, and our estimated administrative expenses, lease payments and estimated claim maintenance costs.  We will likely require additional funding after that date. We may be unable to secure additional financing on terms acceptable to us, or at all, at times when we need such financing. Our inability to raise additional funds on a timely basis could prevent us from achieving our business objectives and could have a negative impact on our business, financial condition, results of operations and the value of our securities.  If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders will be reduced and the securities that we may issue in the future may have rights, preferences or privileges senior to those of the current holders of our Common Stock. Such securities may also be issued at a discount to the market price of our Common Stock, resulting in possible further dilution to the book value per share of Common Stock. If we raise additional funds by issuing debt, we could be subject to debt covenants that could place limitations on our operations and financial flexibility.

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

Under certain circumstances, our director and Geological Advisor and former CEO and President, David Mathewson, as the holder of 29.9% of our outstanding shares of Common Stock, may have the ability to substantially influence or control our business and affairs. This includes the election and removal of directors and officers, mergers, consolidations, or the sale of all or substantially all of our assets. This concentration of ownership may have the effect of delaying, deferring or preventing a change in control of the company, impeding a merger, consolidation, takeover or other business combination involving the company, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the company. This may adversely affect the value of your investment, and you should carefully consider this concentration of ownership before deciding whether to invest in our Company. Other stockholders who beneficially own more than 5% of our outstanding shares of Common Stock are identified in “Security Ownership of Certain Beneficial Owners and Management.”

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

Environmental and Safety

We are not aware of any specific environmental issues at Tempo; of indicator, threatened or endangered plant or animal species; or of significant archeology sites that would affect exploration or development of the Tempo property.  The abandoned Maloy mine shaft could be considered a safety hazard and a candidate for abandoned mine closure. It is not known if bats use the underground workings. Closing of the shaft may have to take bats into consideration.

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

Period	High (1)		Low (1)

Fiscal Year Ended December 31, 2008:
First Quarter	$	*	$	*
Second Quarter		*		*
Third Quarter		*		*
Fourth Quarter		*		*

Fiscal Year Ending December 31, 2009:
First Quarter (from February 17, 2009)	$		$
Second Quarter		0.4900		0.2000
Third Quarter		0.2810		0.1300
Fourth Quarter		0.1370		0.0710

Fiscal Year Ending December 31, 2010:
First Quarter		$0.0790		$0.0315
Second Quarter (through April 14, 2010)		0.0510		0.0400

*	There was no bid price information for our Common Stock prior to February 17, 2009.
(1)	All quotations give retroactive effect to the 30.30303-for-1 forward stock split that was effected on November 21, 2008, and to the 2-for-1 forward stock split that was effected on May 12, 2009.

Holders

As of April 14, 2010, there were 76,430,476 shares of our Common Stock issued and outstanding held by 28 shareholders of record.

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

In connection with the 2009 PPO, the Company entered into a Placement Agency Agreement with Gottbetter Capital Markets, LLC (the “Placement Agent”), in which the Company agreed (i) to pay a cash fee to the Placement Agent equal to 10% of the gross proceeds from the sale of units to investors introduced to the Company by the Placement Agent and 2% of the gross proceeds from the sale of units to any other investors, and (ii) to issue to the Placement Agent warrants to purchase a number of shares of Common Stock equaling 10% of the units sold to investors introduced to the Company by the Placement Agent and 2% of the units sold to any other investors, exercisable for a period of five years at an exercise price of $0.50 per share.  In connection with the closing on June 24, 2009, the Placement Agent earned a cash fee of $10,000 and warrants to purchase 200,000 shares of Common Stock; and in connection with the closing on September 18, 2009, the Placement Agent earned a cash fee of $15,000 and warrants to purchase 60,000 shares of Common Stock.

From the proceeds of the second closing of the 2009 PPO, we repaid the balance of $50,000 of, plus accrued interest of $3,479.45 on, the 2008 Bridge Note.

 On December 1, 2009, we issued 2,500,000 shares of Common Stock to a consultant pursuant to a consulting agreement under which the consultant would provide the Company with services for management consulting, business advisory, shareholder information and public relations.  The Consultant also paid the Company $500.00 in cash.  In February 2010, that consulting agreement was terminated and the 2,500,000 shares were returned and cancelled.

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

On December 30, 2008, the Board of Directors of the Company adopted the 2008 Equity Incentive Plan (the “2008 Plan”) which provided for incentive award grants of up to 4,000,000 shares of our Common Stock.   If an incentive award granted under the 2008 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2008 Plan.

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

Expenses

General and administrative expenses totaled $615,580 in the year ended December 31, 2009, an increase of $615,149 from the $431 of general and administrative expenses incurred in the period from inception on October 2, 2008 through December 31, 2008.  This increase is due primarily to increases in legal and accounting fees associated with our two private placement offerings consummated during the 2009 fiscal year.  Exploration costs totaled $205,156 for the year ended December 31, 2009, an increase of $184,691 from the $20,465 in exploration costs incurred during the year ended December 31, 2008.  This increase is due primarily to increased activity with respect to our drilling activities. During the year ended December 31, 2009 the Company also recognized interest expense of $158,082, and a gain on the settlement of a derivative liability in the amount of $112,500.

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

Liquidity and Capital Resources

At December 31, 2009, we have approximately $258,000 of cash on hand.  We estimate our general and administrative direct costs will require $245,000 for the balance of the 2010 calendar year.  This covers all lease, licensing and claim fees due by the Company.  The Company is positioned to resume drilling operations in May 2010 and has prepared sites for the balance of the initial ten targeted holes, an additional seven holes.  We estimate that completing the seven holes will require approximately $400,000.  Additional planned field operations are targeting to drill ten more holes by 2010 year-end, at an estimated cost of $600,000, including all supporting mineral analysis and geophysical reports and analysis.  Base on these estimates, we will need to raise an additional $1 million in capital in 2010.

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

During the two fiscal years ended December 31, 2008, and through the date the engagement of Seale and Beers, CPAs, neither the Company nor anyone on its behalf consulted with Seale and Beers, CPAs, regarding either:

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

During the two fiscal years ended December 31, 2008, and through the date of the dismissal of Seale and Beers, CPAs, there were no other reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

During the two fiscal years ended December 31, 2008, and through the date of the engagement of GBH CPAs, PC, neither the Company nor anyone on its behalf consulted with GBH CPAs, PC, regarding either:

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

We are a small organization with limited personnel during 2009. We were unable to implement an effective system of disclosure controls and procedures as of the Evaluation Date. We expect to create a system of disclosure controls and procedures in 2010 as we expand our business and develop our mining claims.  Nevertheless, management believes that this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report.

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

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

Below are the names and certain information regarding the Company’s current executive officers and directors:

Name	Age	Title	Date First Appointed

David Rector	63	Chief Executive Officer, President, Secretary and Treasurer	November 5, 2009

John N. Braca	52	Director	November 13, 2009

David C. Mathewson	65	Director and Geological Advisor	December 31, 2008

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified.  Officers are elected by the Board of Directors and serve until their successors are appointed by the Board of Directors.

The principal occupation and business experience during the past five years for our current officer and director is as follows:

David Rector, Chief Executive Officer, President, Secretary and Director.  Mr. Rector has served as our Chief Executive Officer, President, Secretary and Director since November 5, 2009. Mr. Rector does not have an employment agreement with us but receives $6,000 per month in compensation for his services to us. Mr. Rector had previously served as our Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director from April 19, 2004 through December 31, 2008. He has served as Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director of Standard Drilling, Inc. since November 2007 and of Federal Sports & Entertainment, Inc. since September 30, 2008. Mr. Rector previously served as President, Chief Executive Officer and Chief Operating Officer of Nanoscience Technologies, Inc. from June 2004 to December 2006, when he resigned as an officer and director of Nanoscience. Mr. Rector also served as President, Chief Executive Officer, Chief Financial Officer and Treasurer of California Gold Corp. (f/k/a US Uranium, Inc.) from June 15, 2007 to July 11, 2007 and again from August 8, 2007 to November 12, 2007.  Since June 1985, Mr. Rector has been the principal of the David Stephen Group, which provides enterprise consulting services to emerging and developing companies in a variety of industries. From January 1995 until June 1995, Mr. Rector served as the General Manager of the Consumer Products Division of Bemis-Jason Corporation. Mr. Rector was employed by Sunset Designs Inc., a manufacturer and marketer of consumer product craft kits from June 1980 until June 1985.

Additionally, Mr. Rector currently serves on the Board of Directors of the following public companies:

Name	Director Since

Senesco Technologies, Inc. (AMEX:SNT)	February 2002
Dallas Gold & Silver Exchange (AMEX:DSG)	May 2003
California Gold Corp.. (OTCBB:CLGL)	June 2007
Standard Drilling, Inc. (STDR.PK)	November 2007
Li3 Energy, Inc. (OTCBB:LIEG)	June 2008
Federal Sports & Entertainment, Inc. (OTCBB:FEDS)	September 2008

As a result, the amount of time that Mr. Rector has to devote to our activities may be limited.

John N. Braca, Director. Mr. Braca became a director of the Company on November 13, 2009.  Mr. Braca is a licensed Certified Public Accountant in the State of Pennsylvania and is affiliated with the American Institute of Certified Public Accountants and the Pennsylvania Institute of Certified Public Accountants. Mr. Braca currently serves as a director and member of the audit and compensation committees of Senesco Technologies, Inc. He has also served as a director and board observer for other healthcare, technology and biotechnology companies over the course of his career.  He continues to work with both investors and management of companies in both exit and business development scenarios.  Since April 2006, Mr. Braca has been the managing director of Fountainhead Venture Group, a healthcare information technology venture fund providing investment and business consulting services to evolving businesses. From May 2005 through March 2006, Mr. Braca was a business advisor to GlaxoSmithKline research and development operations. From 1997 to April 2005, Mr. Braca was a general partner and director of business investments for S.R. One, Limited, the venture capital subsidiary of GlaxoSmithKline. From January 2000 to July 2003, Mr. Braca was a general partner of Euclid SR Partners Corporation, an independent venture capital partnership. Prior to joining S.R. One, Mr. Braca held various finance and operating positions of increasing responsibility within several subsidiaries and business units of GlaxoSmithKline.  Mr. Braca received a Bachelor of Science in Accounting from Villanova University and a Master of Business Administration in Marketing from Saint Joseph’s University.

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

Name	Number of late reports	Number of transactions that were not reported on a timely basis	Failure to file a required Form

David Rector	1	1	—
David C. Mathewson	3	3	—
John N. Braca	1	1	—

ITEM 11.	EXECUTIVE COMPENSATION

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compen- sation ($)	Change in Pension Value and Non- qualified Deferred Compen- sation Earnings ($)	All Other Compensation ($)	Total ($)
David Rector	2009	$12,000	—	—	$16,231	—	—	—	$28,231
CEO, President, CFO,	2008	—	—		—	—	—	—	—
Secretary, Treasurer, and Director(1)	2007	—	—

David Mathewson(2)	2009	$15,000							$15,000
Geological Advisor	2008
and Director	2007

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

On November 16, 2009, our Board of Directors granted under our 2008 Plan to John N. Braca, in connection with his appointment as our director, non-qualified stock options to purchase 250,000 shares of Common Stock at a purchase price of $0. 127 per share (the closing bid price quoted on the OTCBB on the date of grant), vesting 100% on December 31, 2010, and expiring November 15, 2014.

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

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of April 14, 2010:

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

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)		Percent of Class (2)

David C. Mathewson 1265 Mesa Drive Fernley, NV 89408	Common Stock	22,276,000		29.9%

David Rector	Common Stock	0	(3)	*	%

John N. Braca	Common Stock	0	(4)	*	%

All directors and executive officers as a group (3 persons)	Common Stock	22,276,000		29.9%

*	less than 1%
(1)	All named parties have, to our knowledge, sole investment and voting control of the shares set forth in this table.
(2)	Percentages based upon shares of common stock outstanding as of April 14, 2010; percentages are rounded.
(3)	Does not include 1,000,000 shares of common stock issuable upon the exercise of options granted under the 2008 Plan, which fully vests on December 31, 2010.
(4)	Does not include 250,000 shares of common stock issuable upon the exercise of options granted under the 2008 Plan, which fully vests on December 31, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Financial Statements	Page

Report of Independent Registered Public Accounting Firm	F-3

Consolidated Balance Sheets as of December 31, 2009 and 2008	F-4

Consolidated Statements of Operations for the years ended December 31, 2009 and 2008 and for the periods from October 2, 2008 (inception) through December 31, 2009 and 2008	F-5

Statements of Changes in Stockholders’ Equity (Deficit) for the period from June 9, 2006 to December 31, 2009	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008 and for the periods from October 2, 2008 (inception) through December 31, 2009 and 2008	F-7

Notes to Financial Statements	F-8 – F-13

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

10.13*
Form of amended Subscription Agreement between Nevada Gold Holdings, Inc., and the investors party thereto (incorporated by reference to Exhibit 10.13 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.14 †
Employment Agreement dated as of January 1, 2009, between Nevada Gold Holdings, Inc., and David Mathewson (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 24, 2009)

10.15†**	Letter agreement dated November 5, 2009, between Nevada Gold Holdings, Inc., and David Mathewson re resignation and termination of Employment Agreement

10.16
Form of Subscription Agreement in connection with the Company’s private placement offering of units of securities, each unit consisting of one share of the Company’s Common Stock and a warrant to purchase one share of Common Stock (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)

10.17	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)

10.18
Form of Subscription Agreement in connection with the Company’s private placement offering of units of securities, each unit consisting of  one share of the Company’s Common Stock and a warrant to purchase one share of Common Stock (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

10.19	Form of Amendment to Subscription Agreement (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

10.20	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009)

10.21
Amendment to Tempo Mineral Lease dated January 6, 2009, between Gold Standard Royalty (Nevada) Inc., successor in interest to Bertha C. Johnson, Trustee of the Lyle F. Campbell Trust, as Lessor, and NGE, as successor to KM Exploration LTD., as successor to Gold Run, Inc. (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed with the SEC on January 7, 2009)

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

NEVADA GOLD HOLDINGS, INC.

Dated: April 19, 2010	By:	/s/ David Rector
David Rector
Chief Executive Officer, President, Secretary and Treasurer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ David Rector	Director; Chief Executive Officer, President, Secretary and Treasurer	April 19, 2010
David Rector

/s/ John N. Braca	Director	April 19, 2010
John N. Braca

/s/ David C. Mathewson	Director	April 19, 2010
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

e.  Basic Earnings (Loss) Per Share (Continued)

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

For the year ended December 31, 2009, fully diluted earnings per share excludes the dilutive effect of 4,470,000 common stock equivalents from options and warrants and 1,250,000 common stock equivalents from convertible debt, because their inclusion would be anti-dilutive. For the period ended December 31, 2008, fully diluted earnings per share excludes the dilutive effect of 600,000 common stock equivalents from convertible debt, because their inclusion would be anti-dilutive.

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

No other recent accounting pronouncements are expected to have a material effect on the Company’s consolidated financial statements.

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

l. Income Taxes (Continued)

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

NEVADA GOLD HOLDINGS, INC.
Notes to the Consolidated Financial Statements
December 31, 2009 and 2008

NOTE 4 – DEBT AND EQUITY (Continued)

Private Placement Offerings

On June 24, 2009, the Company consummated a private placement offering whereby the Company issued 2,000,000 units in exchange for cash at $0.25 per unit for net proceeds after closing costs of $500,000.  Each unit consists of one share of common stock and one warrant to purchase one share of common stock at $0.50 per share, exercisable for a period of five years. Concurrent with the private placement offering, the Company agreed to grant an additional 200,000 warrants to the related placement agent,which were valued at $44,456 using the Black-Scholes options pricing model assuming common stock volatility of 153% and a risk-free rate of 3.94.  Each of these warrants allows the recipient the right to purchase one share of the Company’s common stock at a price of $0.25 per share, for a period of up to five years.  The Company performed an analysis of the 2,000,000 warrants using the Black-Scholes options pricing model, assuming common stock volatility of 153% and a risk-free rate of 3.94%, resulting in an aggregate relative fair value of $235,327.  The fair value of the warrants was recognized in additional paid in capital for the year ended December 31, 2009.The warrants were deemed not to be derivatives.

On September 18, 2009, the Company consummated a private placement offering whereby the Company issued 1,000,000 units in exchange for cash at $0.25 per unit for net proceeds after offering costs of $4,130.  Each unit consists of one share of common stock and one warrant to purchase one share of common stock at $0.50 per share, exercisable for a period of five years.  Each of these warrants allows the recipient the right to purchase one share of the Company’s common stock at a price of $0.25 per share, for a period of up to five years.  The Company performed an analysis of the warrants using the Black-Scholes options pricing model, assuming common stock volatility of 134% and a risk-free rate of 3.94%, resulting in an aggregate relative fair value of $109,474.  The fair value of the warrants was recognized in additional paid in capital for the year ended December 31, 2009. The warrants were deemed not to be derivatives.

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