Form 10-K/A
period 2009-12-31
Nevada Gold Holdings, Inc.
filed 2010-04-22
CIK 1369203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Amendment No. 2 to
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

DOCUMENTS INCORPORATED BY REFERENCE
None

Explanatory Note

This Amendment No. 2 to the Annual Report on Form 10-K of Nevada Gold Holdings, Inc. (the “Company”), for the fiscal year ended December 31, 2009, is being filed solely to include the report of the Company’s independent registered public accounting firm, GBH CPAs PC, on its opinion with respect to the Company’s consolidated financial statements for the fiscal years ended December 31, 2009 and 2008, appearing on page F-2, which report was inadvertently omitted from the Company’s Form 10-K/A filed on April 20, 2010.

Except as described above, this Amendment No. 2 to Form 10-K does not revise, update or in any way affect any information or disclosure contained in the Company’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009, as filed on April 20, 2010, and we have not updated the disclosures contained therein to reflect any events that have occurred after that date.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEVADA GOLD HOLDINGS, INC.

Dated: April 22, 2010	By:	/s/ David Rector
David Rector
Chief Executive Officer, President, Secretary and Treasurer

50

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Nevada Gold Holdings, Inc.
(An Exploration Stage Company)
Walnut Creek, California

We have audited the accompanying consolidated balance sheets of Nevada Gold Holdings, Inc. (the “Company”) (an exploration stage company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2009, for the period from Inception (October 2, 2008) through December 31, 2008 and for the period from Inception (October 2, 2008) through December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The 2008 consolidated statements have been restated for the correction of an error. See Note 8 to the consolidated financial statements describing the restatement.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nevada Gold Holdings, Inc. as of December 31, 2009 and 2008 and the consolidated results of their operations and their consolidated cash flows for the year ended December 31, 2009, for the period from Inception (October 2, 2008) through December 31, 2008 and for the period from Inception (October 2, 2008) through December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and has accumulated losses since inception. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPA's PC

GBH CPA's PC
www.gbhcpas.com
Houston, Texas
April 15, 2010

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