Form 10-Q
period 2010-03-31
Nevada Gold Holdings, Inc.
filed 2010-05-17
CIK 1369203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010.
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

N.A.
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

As of May 17, 2010, there were 72,910,476 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, our inability to obtain adequate financing, insufficient cash flows and resulting illiquidity, our inability to expand our business, government regulations, lack of diversification, volatility in the price of gold, increased competition, results of arbitration and litigation, stock volatility and illiquidity, and our failure to implement our business plans or strategies. A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this Report appears in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as amended (the “2009 From 10-K”) in the section captioned “Risk Factors” and elsewhere in this Report.

Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them and to the risk factors. We disclaim any obligation to update the forward-looking statements contained in this Report to reflect any new information or future events or circumstances or otherwise.

You should read this Report in conjunction with the discussion under the caption “Risk Factors” in the 2009 Form 10-K, the audited consolidated financial statements and notes thereto in the 2009 Form 10-K, the unaudited consolidated financial statements and notes thereto in this Report, and other documents which we may file from time to time with the SEC.

 PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NEVADA GOLD HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Balance Sheets (Unaudited)

ASSETS
	March 31,	December 31,
	2010	2009
CURRENT ASSETS

Cash	$264,764	$158,398
Total Current Assets	264,764	158,398

OTHER ASSETS
Mining reclamation bond	15,444	15,444
Total Other Assets	15,444	15,444
TOTAL ASSETS	$280,208	$173,842
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$111,899	$70,480
Accrued interest payable	4,867	-
Note payable	100,000	100,000
Total Current Liabilities	216,766	170,480

NON-CURRENT LIABILITIES

Convertible promissory notes, net of debt discount of $190,140
and $0	9,860	-
Total Non-Current Liabilities	9,860	-

TOTAL LIABILITIES	226,626	170,480

STOCKHOLDERS' EQUITY

Preferred stock: $0.001 par value, 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock: $0.001 par value, 300,000,000 shares
authorized; 72,910,476 and 72,631,946 shares issued and
outstanding, respectively	72,910	72,632
Additional paid-in capital	1,122,789	817,944
Deficit accumulated during the exploration stage	(1,142,117)	(887,214)

Total Stockholders' Equity	53,582	3,362

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY	$280,208	$173,842

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA GOLD HOLDINGS, INC.
(An Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

			From Inception
			on October 2,
	For the Three Months Ended		2008 Through
	March 31,		March 31,
	2010	2009	2010
		(Restated)

REVENUES	$-	$-	$-

OPERATING EXPENSES

General and administrative	179,616	15,000	795,627
Exploration costs	60,560	178,748	286,181

Total Operating Expenses	240,176	193,748	1,081,808

OTHER INCOME (EXPENSES)

Interest expense	(14,727)	-	(172,809)
Gain on settlement of derivative liability	-	-	112,500

Total Other Income (Expenses)	(14,727)	-	(60,309)

LOSS BEFORE INCOME TAXES	(254,903)	(193,748)	(1,142,117)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(254,903)	$(193,748)	$(1,142,117)

BASIC AND DILUTED LOSS PER
COMMON SHARE	$(0.00)	$(0.00)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	72,746,453	72,686,946

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA GOLD HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity
(Unaudited)
				Deficit
				Accumulated
			Additional	During the	Total
	Common Stock		Paid-In	Exploration	Stockholders’
	Shares	Amount	Capital	Stage	Equity
Balance at inception on
October 2, 2008	-	$-	$-	$-	$-

Common stock issued
to founders for cash
on October 2, 2008	30,480,000	30,480	(30,480)	-	-

Recapitalization pursuant to
reverse merger	39,393,946	39,394	(220,372)	-	(180,978)

Common stock issued for debt
issuance costs on
December 31, 2008	300,000	300	37,200	-	37,500

Common stock issued for cash
on December 31, 2008, net of
$31,540 of direct issuance costs	828,000	828	71,132	-	71,960

Net loss for the period from
inception on October 2, 2008
through December 31, 2008	-	-	-	(20,896)	(20,896)

Balance, December 31, 2008	71,001,946	71,002	(142,520)	(20,896)	(92,414)

Common stock issued for cash,
net of $4,130 of direct issuance costs	3,330,000	3,330	787,920	-	791,250

Common stock issued for
services rendered	300,000	300	74,700	-	75,000

Common shares cancelled	(2,000,000)	(2,000)	2,000	-	-

Contributed services	-	-	75,000	-	75,000

Stock-based compensation	-	-	20,844	-	20,844

Net loss for the year ended
December 31, 2009	-	-	-	(866,318)	(866,318)

Balance, December 31, 2009	72,631,946	72,632	817,944	(887,214)	3,362

Common shares issued for exploration Services rendered	278,530	278	21,968	-	22,246

Beneficial conversion of feature of
convertible promissory notes	-	-	200,000	-	200,000

Common stock donated by a shareholder
for services rendered	-	-	50,000	-	50,000

Stock-based compensation	-	-	32,877	-	32,877

Net loss for the three months ended
March 31, 2010	-	-	-	(254,903)	(254,903)

Balance, March 31, 2010	72,910,476	$72,910	$1,122,789	$(1,142,117)	$53,582

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA GOLD HOLDINGS, INC.
(An Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)
			From Inception
			on October 2,
	For the Three Months Ended		2008 Through
	March 31,		March 31,
	2010	2009	2010
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(254,903)	$(193,748)	$(1,142,117)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities:
Impairment of mining claims	-	35,465	-
Stock based compensation	32,877	-	128,721
Contributed services and expenses	50,000	-	125,000
Common stock issued for services	22,246		22,246
Gain on change in derivative liability	-	-	112,500
Amortization of prepaid expenses	-	-	-
Amortization of discount on debt	9,860	-	9,860
Changes in Operating Assets and Liabilities:
Accounts payable
and accrued interest payable	46,286	(120,467)	(64,212)

Net Cash (Used in) Operating Activities	(93,634)	(278,750)	(1,033,002)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of mining reclamation bond	-	(15,000)	(15,444)
Change in cash held in trust	-	253,440	-

Net Cash Provided by
(Used in) Investing Activities	-	238,440	(15,444)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock,
net of issuance costs	-	41,250	863,210
Proceeds from notes payable	-	-	250,000
Proceeds from convertible promissory notes	200,000	-	200,000

Net Cash Provided by Financing Activities	200,000	41,250	1,313,210

NET INCREASE IN CASH	106,366	940	264,764

CASH AT BEGINNING OF PERIOD	158,398	-	-

CASH AT END OF PERIOD	$264,764	$940	$264,764

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:

Interest	$-		$8,082
Income taxes	$-		$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS AND SIGNFICANT ACCOUNTING POLICIES

Nevada Gold Holdings, Inc. (the “Company”, formerly known as Nano Holdings International, Inc.) was incorporated under the laws of the State of Delaware on April 16, 2004.  Nevada Gold Enterprises, Inc., a Nevada corporation, was incorporated under the laws of the State of Nevada on October 2, 2008.  On December 31, 2008, Nevada Gold Acquisition Corp., a Nevada corporation formed on December 18, 2008, and a wholly owned subsidiary of Nevada Gold Holdings, Inc., merged with and into Nevada Gold Enterprises, Inc. Nevada Gold Enterprises, Inc. was the surviving corporation in the Merger. As a result of the Merger, Nevada Gold Enterprises, Inc., became a wholly-owned subsidiary of Nevada Gold Holdings, Inc. The Company is engaged in the exploration and development of gold mines.

The accompanying consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include normal recurring adjustments and the correction of an error for the prior period – see Note 5) necessary to present fairly the consolidated financial position, consolidated results of operations, and consolidated cash flows at March 31, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements.  The results of operations for the three month period ended March 31, 2010 is not necessarily indicative of the operating results for the full year.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements
In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810):  Accounting and Reporting for Decreases in Ownership of a Subsidiary. This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP. It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The Company adopted the provisions of ASU 2010-02 on January 1, 2010. The adoption of this amendment did not have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505):  Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260.  Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company adopted the provisions of ASU 2010-01 on January 1, 2010. The adoption of this amendment did not have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

The Company does not expect other accounting standards or interpretations issued or recently adopted to have, or did have, a material impact on the Company’s consolidated financial position, operations or cash flows.

Basic and Diluted Net Income (Loss) Per Share.
Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the three months ended March  31, 2010, fully diluted earnings per share excludes the dilutive effect of 4,470,000 common stock equivalents from options and warrants and 11,190,477 common stock equivalents from convertible debt  (1,666,667 common stock equivalents from the bridge loan and 9,523,810 common stock equivalents from the convertible promissory notes), because their inclusion would be anti-dilutive. For the three months ended March  31, 2009, fully diluted earnings per share excludes the dilutive effect of 600,000 common stock equivalents from convertible debt, because their inclusion would be anti-dilutive.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

NOTE 3 – SIGNIFICANT TRANSACTIONS

Common Stock Issuances - On February 17, 2010, a stockholder transferred 1,000,000 shares of common stock to an unrelated entity for investor relations and corporate communication services. The shares were valued at $0.05 per share based on the quoted market price of the shares, resulting in a total value of the shares issued of $50,000.  As of March 31, 2010, the Company recognized $50,000 of expense for this amount in the three months ended March 31, 2010 and a corresponding amount as donated capital.

On February 22, the Company issued 278,530 shares of common stock to an unrelated third party as payment for exploration services rendered.  The services were provided over the course of several months and the related shares were valued at prices from $0.06 to $0.12 per share based on the grant date quoted market price.

Convertible Promissory Notes - On February 5, 2010, the Company entered into a financing arrangement with JMJ Financial (“JMJ”), pursuant to which the JMJ would lend the Company up to $3,200,000.  As of March 31, 2010 the Company had received $200,000 from JMJ pursuant to these notes.  The notes bore a one-time interest of 8% and mature three years from the date of issuance.  Prepayment under the Notes is not permitted, unless approved by JMJ.  Under the terms of the notes, JMJ is entitled, at its option, to convert all or part of the principal amount and accrued interest into shares of the Company’s Common Stock at a conversion price equal to 70% of the lowest trade price of the Common Stock in the twenty (20) trading days immediately prior to the conversion, subject to adjustment in certain circumstances.   Assuming no adjustment to the conversion price, if the holders converted the entire principal balance of the notes at March 31, 2010, they would have been issued 9,523,810 shares of common stock. The Company evaluated the terms of the notes and concluded that there was a beneficial conversion feature since the notes were convertible into shares of common stock at a discount to the market value of the common stock. The discount related to the beneficial conversion feature was valued at $200,000 based on its intrinsic value. The discount related to the beneficial conversion feature is being amortized over the term of the debt (three years). For the three month period ended March 31, 2010, the Company recognized approximately $10,000 of interest expense related to the amortization of the discount.

NOTE 4 – SUBSEQUENT EVENTS

On May 6, 2010, the Company repaid $200,000 from existing cash resources to JMJ Financial as payment in full and complete satisfaction all of the Company’s obligations pursuant to the its financing agreement with JMJ (see Note 3), and the financing arrangement was cancelled.

On May 14, 2010 the Company completed a $50,000 Bridge financing arrangement by means of issuing a convertible note with a one-year term to an unrelated third-party lender.  The note accrues interest at a rate of 10.0% per annum.  The note is mandatorily convertible, upon the Company’s completion of any securities offering or other financing resulting in gross proceeds to the Company in excess of $500,000, into the securities or instruments issued by the Company in the financing.  The conversion price will be equal to the price at which the securities or instruments are issued in the financing.

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and aside from the events described in the preceding paragraphs, there are no material subsequent events to report.

NOTE 5 -  CORRECTION OF AN ERROR

The Company has restated the consolidated balance sheet, consolidated statements of operations and cash flows as of and for the period ended March 31, 2009 for matters related to the following errors: (i) an overstatement of current liabilities, (ii) an overstatement of general and administrative expenses,  (iii) the incorrect classification of the cost of the Tempo Mineral Prospect and (iv) the incorrect classification of the change in cash held in trust.

Following is a description of the errors related to the overstatement of current liablities at March 31, 2009 and the overstatement of general and administrative expenses for the period from inception through March 31, 2009:  The Company overstated current liabilities due to the Company misconstruing certain transactions taking place within the Company’s trust account, which is maintained by an external accountant.  Certain cash payments for prior period liabilities were incorrectly recorded as accruals of new accounts payable and accrued expenses. This overstatement was offset by $112,500 that the Company recorded as additional paid in capital instead of as a current liability related to the derivative liability on the conversion feature of a convertible note payable.

Following is a description of the error related to the overstatement of general and administrative expenses for the period from inception through March 31, 2009:  The Company overstated general and administrative expenses, as certain expense payments were incorrectly recorded as accruals of liabilities.

Following is a description of the error related to the incorrect classification of the cost of the Tempo Mineral Prospect:  The asset was originally classified as an asset and valued at the predecessor owner’s cost of $35,465.  In accordance with SEC Staff guidance, since there has not been a final feasibility study and the designation of proven and probable reserves, the Tempo Mineral Prospect was considered to be an exploration cost for the period ended March 31, 2009. Additionally, the Company previously reported its exploration costs as part of general and administrative expenses.

Following is a description of the error related to the incorrect classification of the change in cash held in trust:  The change in the cash held in trust was originally classified as cash flows from operating activities; however, the change in cash held in trust was considered to be cash flows from investing activities for the period ended March 31, 2009.

The effects on the Company’s previously issued consolidated financial statements for the three month period ended March 31, 2009, of the aforementioned errors are summarized as follows:

	As
	Previously	As	Increase
At March 31, 2009	Reported	Restated	(Decrease)

Cash held in trust	$-	$-	$-
Total current assets	940	940	-
Mining claims	35,465	-	(35,465)
Total assets	36,405	940	(35,465)
Accounts payable and accrued expenses	243,529	131,029	(112,500)
Derivative liability	-	112,500	112,500
Total liabilities	243,529	243,529	-
Total stockholders’ equity (deficit)	(207,124)	(242,589)	(35,465)

For the Period Ended March 31, 2009
Exploration costs	-	178,748	178,748
General and administrative expense	158,283	15,000	(143,283)
Net loss	(158,283)	(193,748)	(35,465)
Net loss per share, basic and diluted	(0.00)	(0.00)	(0.00)

Cash provided by (used in) operating activities	(25,310)	(278,750)	(253,440)
Cash provided by (used in) investing activities	(15,000)	238,440	253,440
Cash provided by (used in) financing activities	41,250	41,250	-

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

For the three months ended March 31, 2010 and 2009

We were incorporated on October 2, 2008 and from inception through March 31, 2010 we have generated no revenues. During the three months ended March 31, 2010, we incurred general and administrative expenses of $179,616, compared to $15,000 in general and administrative expenses incurred during the three months ended March 31, 2009.  This increase resulted primarily from corresponding increases in legal, accounting and other professional fees incurred in connection with our fundraising efforts and meeting our reporting requirements.  Additionally, we incurred exploration costs of $60,560, a 66% decrease from the $178,748 exploration costs incurred during the three month period ended March 31, 2009.  These factors resulted in net losses of $254,903 and 193,748 for the three month periods ended March 31, 2010 and 2009, respectively.

Liquidity and Capital Resources

On February 5, 2010, we entered into a financing arrangement with JMJ Financial (the “Investor”), pursuant to which the Investor may lend us up to $3,200,000.  We issued convertible promissory notes to the Investor in an aggregate principal amount of $200,000 (the “2010 Notes”).  We received $200,000 from the Investor on February 5, 2010.  The 2010 Notes bore a one-time interest of 8% and matured three years from the date of issuance.  On May 6, 2010, with the consent of the Investor, we prepaid in full the $200,000 borrowed from the Investor, without interest or penalty, the arrangement was terminated and all the 2010 Notes were cancelled.

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

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management's plan is to obtain such resources for the Company by obtaining capital from management and significant shareholders sufficient to meet its minimal operating expenses and seeking equity and/or debt financing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

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

At March 31, 2001, we had $264,764 in cash on hand and $216,766 in current liabilities. We used $93,634 and $278,750 of cash in our operating activities during the three months ended March 31, 2010 and 2009, respectively.

The Company’s cash requirements were satisfied primarily though the issuance of convertible promissory notes. We received $200,000 and $-0- during the three months ended March 31, 2010 and 2009, respectively. We estimate that we will require approximately $500,000 for our operating requirements in the next 12 months. We presently have not identified any source for those funds and there is no guarantee that we will be successful in obtaining the funds we require.

On May 14, 2010, we completed a $50,000 bridge financing arrangement by issuing a convertible note with a one-year term to an unrelated third-party lender. The note accrues interest at a rate of 10.0% per annum. The note is mandatorily convertible, upon the Company’s completion of any securities offering or other financing resulting in gross proceeds to the Company in excess of $500,000, into the securities or instruments issued by the Company in the financing. The conversion price will be equal to the price at which the securities or instruments are issued in the financing.

Item 4T. Controls and Procedures.

Under the supervision and with the participation of our sole officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2010 (the “Evaluation Date”).  Based on this evaluation, our sole officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective to ensure that the information relating to us, including our consolidated subsidiaries, required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our sole officer, as appropriate to allow timely decisions regarding required disclosure.

We are a small organization with limited personnel. We were unable to implement an effective system of disclosure controls and procedures as of the Evaluation Date. We expect to develop a system of disclosure controls and procedures during the remainder of 2010 as we expand our business and develop our mining claims.

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

Item 1A. Risk Factors.

There have been no material changes from Risk Factors as previously disclosed in our 2009 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None, other than as previously reported.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following Exhibits are being filed with this Annual Report on Form 10-Q.

Exhibit
Number	Description
31.1*	Certification of principal executive and principal financial officer pursuant to Rule 13a-14(a) and 15d-14(a)

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

NEVADA GOLD HOLDINGS, INC.

Dated: May 17, 2010	By:	/s/ David Rector
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