Form 10-Q
period 2010-06-30
Nevada Gold Holdings, Inc.
filed 2010-08-16
CIK 1369203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010.
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

As of August 9, 2010, there were 72,910,476 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1.        Financial Statements.

NEVADA GOLD HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS

CURRENT ASSETS

Cash	$34,034	$158,398
Prepaid expenses	3,000	-

Total Current Assets	37,034	158,398

OTHER ASSETS

Mining reclamation bond	15,444	15,444

Total Other Assets	15,444	15,444

TOTAL ASSETS	$52,478	$173,842

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$157,761	$70,480
Accrued interest payable	6,250	-
Notes payable	150,000	100,000

Total Current Liabilities	314,011	170,480

TOTAL LIABILITIES	314,011	170,480

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock:$0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock:$0.001 par value, 300,000,000 shares authorized; 72,910,476 and 72,631,946 shares issued and outstanding, respectively	72,910	72,632
Additional paid-in capital	955,666	817,944
Deficit accumulated during the exploration stage	(1,290,109)	(887,214)

Total Stockholders' Equity (Deficit)	(261,533)	3,362

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$52,478	$173,842

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA GOLD HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
 (Unaudited)

					From Inception
					on October 2,
	For the Three Months Ended		For the Six Months Ended		2008 Through
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010
		(Restated)		(Restated)

REVENUES	$-	$-	$-	$-	$-

OPERATING EXPENSES

General and administrative	156,471	210,433	336,085	229,977	952,096
Exploration costs	-	22,955	60,560	197,159	286,181

Total Operating Expenses	156,471	233,388	396,645	427,136	1,238,277

OTHER INCOME (EXPENSES)

Interest income (expense)	8,477	-	(6,250)	-	(164,332)
Gain on settlement of derivative liability	-	-	-	-	112,500

Total Other Income (Expenses)	8,477	-	(6,250)	-	(51,832)

LOSS BEFORE INCOME TAXES	(147,994)	(233,388)	(402,895)	(427,136)	(1,290,109)

INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(147,994)	$(233,388)	$(402,895)	$(427,136)	$(1,290,109)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	72,910,476	72,686,946	72,828,917	72,686,946

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA GOLD HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity
(Unaudited)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Exploration	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance at inception on October 2, 2008	-	$-	$-	$-	$-

Common stock issued to founders for cash on October 2, 2008	30,480,000	30,480	(30,480)	-	-

Recapitalization pursuant to reverse merger	39,393,946	39,394	(220,372)	-	(180,978)

Common stock issued for debt issuance costs on December 31, 2008	300,000	300	37,200	-	37,500

Common stock issued for cash on December 31, 2008, net of $31,540 of direct issuance costs	828,000	828	71,132	-	71,960

Net loss for the period from inception on October 2, 2008 through December 31, 2008	-	-	-	(20,896)	(20,896)

Balance, December 31, 2008	71,001,946	71,002	(142,520)	(20,896)	(92,414)

Common stock issued for cash, net of $4,130 of direct issuance costs	3,330,000	3,330	787,920	-	791,250

Common stock issued for services rendered	300,000	300	74,700	-	75,000

Common shares cancelled	(2,000,000)	(2,000)	2,000	-	-

Contributed services	-	-	75,000	-	75,000

Stock-based compensation	-	-	20,844	-	20,844

Net loss for the year ended December 31, 2009	-	-	-	(866,318)	(866,318)

Balance, December 31, 2009	72,631,946	72,632	817,944	(887,214)	3,362

Common shares issued for exploration services rendered	278,530	278	21,968	-	22,246

Contributed services	-	-	50,000	-	50,000

Stock-based compensation	-	-	65,754	-	65,754

Net loss for the six months ended June 30, 2010	-	-	-	(402,895)	(402,895)

Balance, June 30, 2010	72,910,476	$72,910	$955,666	$(1,290,109)	$(261,533)

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA GOLD HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
			on October 2,
	For the Six Months Ended		2008 Through
	June 30,		June 30,
	2010	2009	2010
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(402,895)	$(427,136)	$(1,290,109)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Stock based compensation	65,754	-	86,598
Common stock issued for services	22,246	62,500	97,246
Contributed services	50,000	-	125,000
Gain on change in derivative liability	-	-	(112,500)
Changes in Operating Assets and Liabilities:
Prepaid expenses	(3,000)	-	(3,000)
Accounts payable and accrued interest payable	93,531	(148,415)	133,033

Net Cash Used in Operating Activities	(174,364)	(513,051)	(963,732)

CASH FLOWS FROM INVESTING ACTIVITIES

Change in cash held in trust	-	253,440	-

Net Cash Provided by (Used in) Investing Activities	-	253,440	(15,444)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock, net of issuance costs	-	541,250	863,210
Proceeds from notes payable	250,000	-	350,000
Payments on notes payable	(200,000)	-	(200,000)

Net Cash Provided by Financing Activities	50,000	541,250	1,013,210

NET (DECREASE) INCREASE IN CASH	(124,364)	281,639	34,034

CASH AT BEGINNING OF PERIOD	158,398	-	-

CASH AT END OF PERIOD	$34,034	$281,639	$34,034

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$8,082
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA GOLD HOLDINGS, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2010

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS AND SIGNFICANT ACCOUNTING POLICIES

Nevada Gold Holdings, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on April 16, 2004.  Nevada Gold Enterprises, Inc., a Nevada corporation, was incorporated under the laws of the State of Nevada on October 2, 2008.  On December 31, 2008, Nevada Gold Acquisition Corp., a Nevada corporation formed on December 18, 2008, and a wholly owned subsidiary of Nevada Gold Holdings, Inc., merged with and into Nevada Gold Enterprises, Inc. Nevada Gold Enterprises, Inc. was the surviving corporation in the Merger. As a result of the Merger, Nevada Gold Enterprises, Inc., became a wholly-owned subsidiary of Nevada Gold Holdings, Inc. The Company is engaged in the exploration and development of gold mines.

The accompanying consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include normal recurring adjustments and the correction of an error for the prior period – see Note 5) necessary to present fairly the consolidated financial position, consolidated results of operations, and consolidated cash flows at June 30, 2010, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements.  The results of operations for the three and six month periods ended June 30, 2010 is not necessarily indicative of the operating results for the full year.

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

Recent Accounting Pronouncements
The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Basic and Diluted Net Income (Loss) Per Share.
Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the three months and six months ended June 30, 2010, fully diluted earnings per share excludes the dilutive effect of 4,470,000 common stock equivalents from options and warrants and 11,190,477 common stock equivalents from convertible debt (1,666,667 common stock equivalents from the bridge loan and 9,523,810 common stock equivalents from the convertible promissory notes), because their inclusion would be anti-dilutive. For the three months and six months ended June 30, 2009, fully diluted earnings per share excludes the dilutive effect of 600,000 common stock equivalents from convertible debt, because their inclusion would be anti-dilutive.

NEVADA GOLD HOLDINGS, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2010

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

NOTE 3 – SIGNIFICANT TRANSACTIONS

Contribution of Capital - On February 17, 2010, a shareholder of the Company transferred 1,000,000 shares of the Company’s common stock from his personal account to an unrelated entity as a payment for investor relations and corporate communication services for the Company. The Company valued these shares at $0.05 per share based on the quoted market price of the shares, resulting in a total value of the shares transferred of $50,000.  Accordingly, the Company recorded general and administrative expense and a corresponding contribution of capital in the amount of $50,000 during the six months ended June 30, 2010.

Convertible Promissory Notes - On February 5, 2010, the Company entered into a financing arrangement with JMJ Financial (“JMJ”), pursuant to which JMJ would lend the Company up to $3,200,000.  The Company received $200,000 from JMJ pursuant to these notes.  The notes bore  interest of 8% and matured three years from the date of issuance.  Under the terms of the notes, JMJ was entitled, at its option, to convert all or part of the principal amount and accrued interest into shares of the Company’s Common Stock at a conversion price equal to 70% of the lowest trade price of the Common Stock in the twenty (20) trading days immediately prior to the conversion, subject to adjustment in certain circumstances.  On May 6, 2010 the Company repaid the outstanding amount owed of $200,000 and cancelled the financing agreement with JMJ.  No significant gain or loss was recognized on the settlement of the debt.

NEVADA GOLD HOLDINGS, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2010

On May 24, 2010, the Company issued a $50,000 Secured Convertible Promissory Note to MLF Group, LLC, an unrelated third-party entity.  The Note accrues interest at a rate of 10% per annum, and is due in full on or before May 14, 2011.  The Note is mandatorily convertible upon the closing of any securities or other financing resulting in gross cash proceeds to the Company in excess of $500,000 (“Contingent Event”).  In the event a Contingent Event is consummated, the note will convert into shares of the Company’s common stock at a conversion price equal to the price per share paid by investors in the financing. Since the conversion is contingent upon a Contingent Event, the Company is unable to compute the number of shares that the holder would receive if the contingent event occurs. As such, the Company will wait until a contingent event occurs and then compute the resulting number of shares that will be issued pursuant to the then determined conversion price.

NOTE 4 – SUBSEQUENT EVENTS

Bridge Financing – In August 2010, the Company entered into a promissory note with three unrelated third-party lenders whereby the Company borrowed a total of $125,000 from the lenders.  The note accrues interest at a rate of 10% per annum, and is due in full one year from the note date.  The note is mandatorily convertible upon the closing of any securities or other financing resulting in gross cash proceeds to the Company in excess of $500,000 (“Contingent Event”).  In the event a Contingent Event is consummated, the note will convert into shares of the Company’s common stock at a conversion price equal to the price per share paid by investors in the financing.  Since the conversion is contingent upon a Contingent Event, the Company is unable to compute the number of shares that the holder would receive if the contingent event occurs. As such, the Company will wait until a contingent event occurs and then compute the resulting number of shares that will be issued pursuant to the then determined conversion price.

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and aside from the event described in the preceding paragraph, there are no material subsequent events to report.

NOTE 5 –  CORRECTION OF AN ERROR

The Company has restated the consolidated statements of operations  for the three month and six month periods ended June 30, 2009 and the consolidated statements of cash flows for the six month period ended June 30, 2009 for matters related to the following errors: (i) an overstatement of general and administrative expenses,  (ii) the incorrect classification of the cost of the Tempo Mineral Prospect.

Following is a description of the error related to the overstatement of general and administrative expenses for the period from inception through June 30, 2009:  The Company overstated general and administrative expenses by $38,307, as certain expense payments were incorrectly recorded as accruals of liabilities.

Following is a description of the error related to the incorrect classification of the cost of the Tempo Mineral Prospect:  The asset was originally classified as an asset and valued at the predecessor owner’s cost of $35,465.  In accordance with SEC Staff guidance, since there has not been a final or bankable feasibility study and the designation of proven and probable reserves, the Tempo Mineral Prospect was considered to be an exploration cost for the six month period ended June 30, 2009. Additionally, the Company previously reported its exploration costs totaling $197,159 (including the aforementioned $35,465) as part of general and administrative expenses.

NEVADA GOLD HOLDINGS, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2010

The effects on the Company’s previously issued consolidated financial statements for the six month period ended June 30, 2009, of the aforementioned errors are summarized as follows:

For the Six Month Period Ended June 30, 2009	As Reported	As Restated	Change
General and administrative expense	388,829	229,977	(158,852)
Exploration costs	-	197,159	197,159
Net loss	(388,829)	(427,136)	(38,307)
Net loss per share, basic and diluted	(0.01)	(0.01)	(0.00)

Cash provided by (used in) operating activities	(393,448)	(393,448)	-
Cash provided by (used in) investing activities	238,440	238,440	-
Cash provided by (used in) financing activities	436,647	436,647	-

For the Three Month Period Ended June 30, 2009	As Reported	As Restated	Change
General and administrative expense	233,388	210,433	(22,955)
Exploration costs	-	22,955	22,955
Net loss	(233,388)	(233,388)	(38,307)
Net loss per share, basic and diluted	(0.00)	(0.00)	(0.00)

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three months ended June 30, 2010 compared to the three months ended June 30, 2009

From inception (October 2, 2008) through June 30, 2010, we have generated no revenues. During the three months ended June 30, 2010, we incurred general and administrative expenses of $156,471, compared to $210,433 in general and administrative expenses incurred during the three months ended June 30, 2009.  These expenses were primarily legal, accounting and other professional fees incurred in connection with our fundraising efforts.  Additionally, we incurred exploration costs of $-0- and 22,955 during the three month periods ended June 30, 2010 and 2009, respectively.

Six months ended June 30, 2010 compared to the six months ended June 30, 2009

From inception (October 2, 2008) through June 30, 2010, we have generated no revenues. During the six months ended June 30, 2010, we incurred general and administrative expenses of $336,085, compared to $229,977 in general and administrative expenses incurred during the six months ended June 30, 2009.  These expenses were primarily legal, accounting and other professional fees incurred in connection with our fundraising efforts.  Additionally, we incurred exploration costs of $60,560 and 197,159 during the six month periods ended June 30, 2010 and 2009, respectively.

Liquidity and Capital Resources

At June 30, 2010, we had $37,034 in current assets, of which $34,034 was cash, and $314,011 in current liabilities. We used $174,364 and $393,448 of cash in our operating activities during the six months ended June 30, 2010 and 2009, respectively.

The Company’s cash requirements were satisfied primarily though the issuance of convertible promissory notes. We received $250,000 and $-0- as proceeds from debt financing during the six months ended June 30, 2010 and 2009, respectively. In August 2010, the Company entered into a promissory note with three unrelated third-party lenders whereby the Company borrowed a total of $125,000.  We estimate that we will require approximately $375,000 of additional capital for our operating requirements in the next 12 months. We presently have not identified any source for those funds and there is no guarantee that we will be successful in obtaining the funds we require.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide disclosure under this Item 3.

Item 4T.        Controls and Procedures.

Under the supervision and with the participation of our sole officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2010 (the “Evaluation Date”).  Based on this evaluation, our sole officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective to ensure that the information relating to us, including our consolidated subsidiaries, required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our sole officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 4.           (Removed and Reserved).

Item 5.           Other Information.

None.

Item 6.           Exhibits.

The following Exhibits are being filed with this Quarterly Report on Form 10-Q.

In reviewing the agreements included or incorporated by reference as exhibits to this Quarterly Report on Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about us may be found elsewhere in this Quarterly Report on Form 10-Q and our other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

Exhibit
Number	Description

10.1*	Securities Purchase Agreement, dated as of May 14, 2010, among the Registrant and the Buyer party thereto

10.2*	10% Secured Convertible Promissory Note dated May 14, 2010

10.3*	Security Agreement dated as of May 14, 2010, by and among the Registrant, Nevada Gold Enterprises, Inc., and the Buyer party thereto

31.1*	Certification of principal executive and principal financial officer pursuant to Rule 13a-14(a) and 15d-14(a)

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

NEVADA GOLD HOLDINGS, INC.

Dated: August 16, 2010	By:	/s/ David Rector
David Rector
President and Chief Executive Officer

EXHIBIT INDEX

Exhibit
Number	Description

10.1	Securities Purchase Agreement, dated as of May 14, 2010, among the Registrant and the Buyer party thereto

10.2	10% Secured Convertible Promissory Note dated May 14, 2010

10.3	Security Agreement dated as of May 14, 2010, by and among the Registrant, Nevada Gold Enterprises, Inc., and the Buyer party thereto

31.1	Certification of principal executive and principal financial officer pursuant to Rule 13a-14(a) and 15d-14(a)

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