Form 10-Q
period 2010-09-30
Nevada Gold Holdings, Inc.
filed 2010-11-22
CIK 1369203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010.
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to

Commission File Number:  333-140148

Nevada Gold Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	000-52636
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 E. Colorado Blvd., Suite 888
Pasadena, CA	91101
(Address of principal executive offices)	(Zip Code)

925-938-0406
(Registrant’s telephone number, including area code)

1640 Terrace Way, Walnut Creek, CA
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

As of November 22, 2010, there were 42,762,684 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, our inability to obtain adequate financing, insufficient cash flows and resulting illiquidity, our inability to expand our business, government regulations, lack of diversification, volatility in the price of gold, increased competition, results of arbitration and litigation, stock volatility and illiquidity, and our failure to implement our business plans or strategies. A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this Report appears in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as amended (the “2009 Form 10-K”) in the section captioned “Risk Factors” and elsewhere in the 2009 Form 10-K and this Report.

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

 PART I—FINANCIAL INFORMATION

Item 1.                 Financial Statements.

NEVADA GOLD HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)

ASSETS

	September 30,	December 31,
	2010	2009

CURRENT ASSETS

Cash	$15,080	$158,398

Total Current Assets	15,080	158,398

OTHER ASSETS

Mining reclamation bonds	37,794	15,444

Total Other Assets	37,794	15,444

TOTAL ASSETS	$52,874	$173,842

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

Accounts payable	$245,521	$70,480
Accrued interest payable	11,711	-
Notes payable	275,000	100,000

Total Current Liabilities	532,232	170,480

TOTAL LIABILITIES	532,232	170,480

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock:$0.001 par value, 10,000,000 shares
authorized; no shares issued and outstanding	-	-
Common stock:$0.001 par value, 300,000,000 shares
authorized; 4,860,698 and 4,842,130
shares issued and outstanding, respectively	4,861	4,842
Additional paid-in capital	1,056,592	885,734
Deficit accumulated during the exploration stage	(1,540,811)	(887,214)

Total Stockholders' Equity (Deficit)	(479,358)	3,362

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY (DEFICIT)	$52,874	$173,842

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA GOLD HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

					From Inception
					on October 2,
	For the Three Months Ended		For the Nine Months Ended		2008 Through
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010
				(Restated)
REVENUES	$-	$-	$-	$-	$-

COSTS AND EXPENSES

General and administrative	245,239	148,196	581,324	272,691	1,197,335
Exploration costs	-	15,000	60,560	176,694	286,181

Total Costs and
Expenses	245,239	163,196	641,884	449,385	1,483,516

OTHER INCOME
(EXPENSES)

Interest expense	(5,463)	-	(11,713)	-	(169,795)
Gain on settlement of
derivative liability	-	-	-	-	112,500

Total Other Income
(Expenses)	(5,463)	-	(11,713)	-	(57,295)

LOSS BEFORE
INCOME TAXES	(250,702)	(163,196)	(653,597)	(449,385)	(1,540,811)

INCOME TAX EXPENSE	-	-	-	-	-

NET LOSS	$(250,702)	$(163,196)	$(653,597)	$(449,385)	$(1,540,811)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.05)	$(0.03)	$(0.13)	$(0.09)

WEIGHTED AVERAGE
NUMBER OF COMMON
SHARES OUTSTANDING,
BASIC AND DILUTED	4,860,698	4,845,796	4,857,093	4,845,796

The accompanying notes are an integral part of these consolidated financial statements

NEVADA GOLD HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statement of Stockholders' Equity (Deficit)
(Unaudited)

				Deficit
				Accumulated	Total
			Additional	During the	Stockholders'
	Common Stock		Paid-In	Exploration	Equity
	Shares	Amount	Capital	Stage	(Deficit)

Balance at inception on
October 2, 2008	-	$-	$-	$-	$-

Common stock issued
to founders for cash
on October 2, 2008	2,032,000	2,032	(2,032)	-	-

Recapitalization pursuant to
reverse merger	2,626,263	2,626	(183,604)	-	(180,978)

Common stock issued for debt
issuance costs on
December 31, 2008	20,000	20	37,480	-	37,500

Common stock issued for cash
on December 31, 2008, net of
$31,540 of direct issuance costs	55,200	55	71,905	-	71,960

Net loss for the period from
inception on October 2, 2008
through December 31, 2008	-	-	-	(20,896)	(20,896)

Balance, December 31, 2008	4,733,463	4,733	(76,251)	(20,896)	(92,414)

Common stock issued for cash,
net of $4,130 of direct issuance costs	222,000	222	791,028	-	791,250

Common stock issued for
services rendered	20,000	20	74,980	-	75,000

Common shares cancelled	(133,333)	(133)	133	-	-

Contributed services	-	-	75,000	-	75,000

Stock-based compensation	-	-	20,844	-	20,844

Net loss for the year ended
December 31, 2009	-	-	-	(866,318)	(866,318)

Balance, December 31, 2009	4,842,130	4,842	885,734	(887,214)	3,362

Common shares issued for exploration
services rendered	18,568	19	22,227	-	22,246

Capital contributed by shareholders	-	-	50,000	-	50,000

Stock-based compensation	-	-	98,631	-	98,631

Net loss for the nine months ended
September 30, 2010	-	-	-	(653,597)	(653,597)

Balance, September 30, 2010	4,860,698	$4,861	$1,056,592	$(1,540,811)	$(479,358)

The accompanying notes are an integral part of these consolidated financial statements

NEVADA GOLD HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
			on October 2,
	For the Nine Months Ended		2008 Through
	September 30,		September 30,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(653,597)	$(449,385)	$(1,540,811)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities:
Stock based compensation	98,631	-	194,475
Contributed services paid by shareholder	50,000	-	125,000
Common stock issued for services	22,246	75,000	22,246
Gain on change in derivative liability	-	-	(112,500)

Changes in Operating Assets and Liabilities:
Increase (decrease) in accounts payable
and accrued interest payable	186,752	(226,649)	76,254

Net Cash Used in Operating Activities	(295,968)	(601,034)	(1,235,336)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of mining reclamation bond	(22,350)	(15,444)	(37,794)
Change in cash held in trust	-	253,440	-

Net Cash Provided by
(Used in) Investing Activities	(22,350)	237,996	(37,794)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock,
net of issuance costs	-	791,250	863,210
Proceeds from notes payable	375,000	-	625,000
Payments on notes payable	-	(150,000)	-
Payments on convertible promissory notes	(200,000)	-	(200,000)

Net Cash Provided by Financing Activities	175,000	641,250	1,288,210

NET (DECREASE) INCREASE IN CASH	(143,318)	278,212	15,080

CASH AT BEGINNING OF PERIOD	158,398	-	-

CASH AT END OF PERIOD	$15,080	$278,212	$15,080

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

CASH PAID FOR:

Interest	$-	$-	$8,082
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

NEVADA GOLD HOLDINGS, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2010

NOTE 1 – ORGANIZATION, DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Nevada Gold Holdings, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on April 16, 2004.  Nevada Gold Enterprises, Inc., a Nevada corporation, was incorporated under the laws of the State of Nevada on October 2, 2008.  On December 31, 2008, Nevada Gold Acquisition Corp., a Nevada corporation formed on December 18, 2008, and a wholly owned subsidiary of Nevada Gold Holdings, Inc., merged with and into Nevada Gold Enterprises, Inc. Nevada Gold Enterprises, Inc. was the surviving corporation in the Merger. As a result of the Merger, Nevada Gold Enterprises, Inc., became a wholly owned subsidiary of Nevada Gold Holdings, Inc. The Company is engaged in the exploration and development of gold mines.

The accompanying consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments necessary to present fairly the consolidated financial position, consolidated results of operations, and consolidated cash flows at September 30, 2010, and for all periods presented herein, have been made. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2009 audited financial statements.  The results of operations for the nine-month period ended September 30, 2010 is not necessarily indicative of the operating results for the full year.

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

Recent Accounting Pronouncements
The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position or result of operations.

Basic and Diluted Net Income (Loss) Per Share.
Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the three months and nine months ended September 30, 2010, fully diluted earnings per share excludes the dilutive effect of 4,470,000 common stock equivalents from options and warrants and 20,773,810 common stock equivalents from convertible debt (11,250,000 common stock equivalents from the bridge loans and 9,523,810 common stock equivalents from the convertible promissory notes), because their inclusion would be anti-dilutive. For the three months and nine months ended September 30, 2009, fully diluted earnings per share excludes the dilutive effect of 600,000 common stock equivalents from convertible debt, because their inclusion would be anti-dilutive.

NEVADA GOLD HOLDINGS, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2010

NOTE 2 – SIGNIFICANT TRANSACTIONS

Contribution of Capital  - On February 17, 2010 a shareholder of the Company transferred 66,667 shares of the Company’s common stock from his personal account to an unrelated entity as a payment for investor relations and corporate communication services for the Company. The Company valued these shares at $0.05 per share based on the quoted market price of the shares, resulting in a total value of the shares transferred of $50,000.  Accordingly, the Company recorded a contribution of capital in the amount of $50,000 during the nine months ended September 30, 2010.

Convertible Promissory Notes - On February 5, 2010, the Company entered into a financing arrangement with JMJ Financial (“JMJ”), pursuant to which JMJ would lend the Company up to $3,200,000.  The Company received $200,000 from JMJ pursuant to these notes.  The notes bore interest at 8% and had a maturity date of three years from the date of issuance.  Under the terms of the notes, JMJ was entitled, at its option, to convert all or part of the principal amount and accrued interest into shares of the Company’s Common Stock at a conversion price equal to 70% of the lowest trade price of the Common Stock in the twenty (20) trading days immediately prior to the conversion, subject to adjustment in certain circumstances.  On May 6, 2010 the Company repaid the outstanding amount owed of $200,000 and cancelled the financing agreement with JMJ.  No significant gain or loss was recognized on the settlement of the debt.

Bridge Financing – On May 24, 2010 the Company issued a Secured Convertible Promissory Note (“Bridge Note”) to MLF Group, LLC, an unrelated third-party entity with a principal balance of $50,000.  Each Bridge Note accrues interest at a rate of 10.0% per annum, and is due in full one year from the issue date.  The Bridge Notes are mandatorily convertible upon the closing of any securities or other financing resulting in gross cash proceeds to the Company in excess of $500,000 (“Contingent Event”).  In the event a Contingent Event is consummated, all outstanding principal and interest amounts of the Bridge Notes will automatically convert into the Company’s securities being sold in such financing at a conversion price equal to the purchase price paid by investors in such financing.  A Contingent Event occurred subsequent to September 30, 2010 (See Note 4 – Subsequent Events).

In August 2010, the Company entered into three additional Bridge Notes with an aggregate principal balance of $125,000 to three unrelated third-party lenders. Each Bridge Note accrues interest at a rate of 10.0% per annum, and is due in full one year from the issue date.  The Bridge Notes are mandatorily convertible upon the closing of any securities or other financing resulting in gross cash proceeds to the Company in excess of $500,000 (“Contingent Event”).  In the event a Contingent Event is consummated, all outstanding principal and interest amounts of the Bridge Notes will automatically convert into the Company’s securities being sold in such financing at a conversion price equal to the purchase price paid by investors in such financing. A Contingent Event occurred subsequent to September 30, 2010 (See Note 4 – Subsequent Events).
Contingent Conversion – On December 7, 2009, the Company entered into a Bridge Loan Agreement with Theory Capital Corp., an unrelated third party entity (“Theory”), whereby Theory loaned a total of $100,000 to the Company.  The note issued to evidence such loan (the “Theory Note”) accrues interest at a rate of 10.0% per annum, and was due and payable in full on June 4, 2010.  As of September 30, 2010, the Company had not repaid the Theory Note and was in default thereunder.  The Theory Note was mandatorily convertible into common stock upon the Company’s closing of a private placement offering, or the due date, whichever came first.  The Theory Note was convertible into common stock at the market value of the shares on the date of conversion.  The Company’s management assessed the conversion feature of the Theory Note and concluded that it was a contingent conversion feature, which was not recorded until the triggering event (a future private placement offering by the Company) had taken place.  An event triggering the conversion of the Theory Note occurred subsequent to September 30, 2010 (see Note 4- Subsequent Events).

Reverse Stock-Split – On September 15, 2010 the Company effected a one-for-fifteen reverse stock-split of its common stock.  Any references to common stock in the accompanying consolidated financial statements and notes to the consolidated financial statements have been retroactively restated so as to include the effects of this reverse stock-split.

NEVADA GOLD HOLDINGS, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2010

NOTE 3 –  CORRECTION OF AN ERROR

The Company has restated the consolidated statements of operations  for the nine month period ended September 30, 2009 for matters related to the following error: the incorrect classification of exploration costs.

Following is a description of the error related to the incorrect classification of exploration costs as general and administrative expenses. The Company previously reported its exploration costs totaling $161,694 as part of general and administrative expenses.

The effects on the Company’s previously issued consolidated financial statements of the aforementioned errors are summarized as follows:

For the Nine Month Period Ended September 30, 2009	As Reported	As Restated	Change
General and administrative expense	434,385	272,691	(161,694)
Exploration costs	15,000	176,694	161,694
Net loss	(449,385)	(449,385)	-
Net loss per share, basic and diluted	(0.09)	(0.09)	-

NOTE 4 – SUBSEQUENT EVENTS

On October 1, 2010 the Company received proceeds of $25,000 from a Bridge Note to an unrelated third-party lender. The Bridge Note accrues interest at a rate of 10.0% per annum, and is due in full one year from the issue date.  The Bridge Notes are mandatorily convertible upon the closing of any securities or other financing resulting in gross cash proceeds to the Company in excess of $500,000 (“Contingent Event”).  In the event a Contingent Event is consummated, all outstanding principal and interest amounts of the Bridge Notes will automatically convert into the Company’s securities being sold in such financing at a conversion price equal to the purchase price paid by investors in such financing. A Contingent Event occurred subsequent to September 30, 2010 (See below). As a result of the Contingent Event, the Bridge Notes with an aggregate principal balance of $300,000 were converted into 3,000,000 shares of Common Stock, and 3,000,000 warrants to purchase one share of Common Stock at an exercise price of $0.10 per share. The incremental intrinsic value of approximately $203,000 was recognized as additional interest expense during October 2010 as a result of the Contingent Event and the Bridge Notes automatically converting.

On October 29, 2010, the Company consummated the initial closing of a private placement offering (the “Offering”), selling 33,501,986 units of its securities (the “Units”) to institutional and accredited investors and non-U.S. persons, at an offering price of $0.10 per Unit.  Each Unit consists of (i) one share of Common Stock, and (ii) a warrant to purchase one share of Common Stock at an exercise price of $0.10 per share (the “Warrants”).  The Warrants will be exercisable from issuance until five years after the final closing of the Offering.   On November 16, 2010, the Company consummated a second closing of the Offering, selling an additional 4,000,000 Units for $0.10 per Unit.  On November 19, 2010, the Company consummated a third closing of the Offering, selling an additional 250,000 Units for $0.10 per Unit. The Company received aggregate gross proceeds of approximately $3.8 million in the Offering.  Such proceeds consisted of approximately $3.5 million in cash, the automatic conversion of approximately $0.2 million in aggregate principal and interest amounts of outstanding Bridge Notes, and $0.1 million as credit on certain of the Company’s trade payables.  The initial closing of the Offering resulted in the Company undergoing a change in control, with Far East Golden Resources Investment Limited holding 30,000,000 (approximately 71%) of the Company’s shares of common stock outstanding following such closings.

NEVADA GOLD HOLDINGS, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
September 30, 2010

In connection with the Offering, the Company entered into agreements to pay placement agents and/or finders (collectively, “Finders”) cash fees of up to 10% of the purchase price of each Unit sold in the Offering to investors introduced to the Company by the relevant Finder (the “Introduced Investors”), and issued such Finder five-year warrants (the “Finder Warrants”) exercisable at $0.10 per share to purchase a number of shares of Common Stock equal to up to 10% of the shares of Common Stock included in the Units sold in the Offering to the Introduced Investors. The Company was obligated to pay $29,912 of fees to Finders and issued Finder Warrants to purchase an aggregate 299,116 of the Company’s common stock.

On October 29, 2010, the Company agreed to issue warrants (“Consultant Warrants”) to purchase 1,500,000 shares of common stock of the Company to a consultant as consideration for the consultant’s ongoing support of the Company and the Company’s financing efforts since late 2008. The Company and consultant agreed that the Consultant Warrants would have substantially the same form and terms as the Warrants issued in the Offering.

On November 18, 2010, the Company's Board of Directors determined to compensate the Company’s non-employee directors by paying them each a quarterly director’s fee, effective immediately, of $5,000 for each full fiscal quarter during which such person serves as a director of the Company, prorated for any period of service that is less than a full fiscal quarter.  At the same time, the Company’s Board of Directors increased the monthly base salary of David Rector, the Company’s Chief Executive Officer, to $12,500, effective December 1, 2010.

On November 18, 2010, the Company's Board of Directors authorized the issuance of 150,000 restricted shares of the Company’s common stock to SNK Consulting Services, LLC, for services rendered to the Company.

In accordance with ASC 855-10 Company management reviewed all material events through the date of this report and aside from the event described in the preceding paragraphs, there are no material subsequent events to report.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operational Update

As further described below, we raised approximately $3.8 million in a private placement offering in October and November 2010.  The financing will enable us to continue our gold exploration on our Tempo prospect, located within the north-south Rabbit Creek Gold Trend in Lander County, Nevada.  The lead investor in the offering, Far East Golden Resources Investment Ltd., has extensive mining experience operating gold mines in China.

As of the date of this Report, drilling and other activities of our exploration plan on the Tempo property are suspended for the winter.   Because of its rural location and the lack of developed infrastructure in the area, our property is generally impassible during the muddy season, which lasts roughly from December until May.  To date, we have identified, permitted and bonded 13 drill sites on three of the four targets that we have identified for our exploration program.  We expect to recommence activities in late April or may when the conditions permit.

In the meantime, we continue to seek and evaluate potential acquisitions of high value gold prospects in Nevada (although there can be no assurance that we will identify or be able to acquire properties that suit our business plan and capabilities).  If we successfully locate additional properties and negotiate their acquisition, we would expect to finance the purchase with cash, equity, convertible debt or a combination thereof.  Any acquisition for cash would require us to raise additional capital, which we may be unable to secure on terms acceptable to us, or at all, at times when we need such financing.  Any issuance of equity or convertible securities would potentially further dilute the interests of existing shareholders.

Results of Operations

Three months ended September 30, 2010 compared to the three months ended September 30, 2009

From inception (October 2, 2008) through September 30, 2010, we have generated no revenues. During the three months ended September 30, 2010, we incurred general and administrative expenses of $245,239, compared to $148,196 in general and administrative expenses incurred during the three months ended September 30, 2009.  These expenses were primarily legal, accounting and other professional fees.  Additionally, we incurred exploration costs of $-0- and 15,000 during the three month periods ended September 30, 2010 and 2009, respectively.   We also incurred interest expense totaling $5,463 and $-0- for the three months ended September 30, 2010 and 2009, respectively.

Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

From inception (October 2, 2008) through September 30, 2010, we have generated no revenues. During the nine months ended September 30, 2010, we incurred general and administrative expenses of $581,324, compared to $272,691 in general and administrative expenses incurred during the nine months ended September 30, 2009.  These expenses were primarily legal, accounting and other professional fees.  Additionally, we incurred exploration costs of $60,560 and $176,694 during the nine month periods ended September 30, 2010 and 2009, respectively.  We also incurred interest expense totaling $11,713 and $-0- for the nine months ended September 30, 2010 and 2009, respectively.

Liquidity and Capital Resources

At September 30, 2010, we had $15,080 in current assets, of which $15,080 was cash, and $532,232 in current liabilities. We used $295,968 and $601,034 of cash in our operating activities during the nine months ended September 30, 2010 and 2009, respectively.

Our cash requirements have been satisfied primarily though the issuance of convertible promissory notes during the nine months ended September 30, 2010 and through a stock and warrant unit offering in October and November of 2010.

We received $375,000 and $-0- as proceeds from debt financing during the nine months ended September 30, 2010 and 2009, respectively.

On October 29, 2010, November 16, 2010, and November 19, 2010 we closed on the sale of an aggregate of 37,751,986 Units of our securities in a private placement offering (the “Offering”), with each “Unit” consisting of (i) one share of our common stock, and (ii) a five-year warrant to purchase one share of our common stock at an exercise price of $0.10 per share (the “Warrants”).  We have raised aggregate gross proceeds of approximately $3.8 million in the Offering.  Such proceeds consisted of approximately $3.5 million in cash, the automatic conversion of approximately $0.2 million in aggregate principal and interest amounts of outstanding Bridge Notes, and $0.1 million as credit on certain of the Company’s trade payables.

In connection with the Offering, the Company entered into agreements to pay placement agents and/or finders (collectively, “Finders”) cash fees of up to 10% of the purchase price of each Unit sold in the Offering to investors introduced to the Company by the relevant Finder (the “Introduced Investors”), and issued such Finder five-year warrants (the “Finder Warrants”) exercisable at $0.10 per share to purchase a number of shares of Common Stock equal to up to 10% of the shares of Common Stock included in the Units sold in the Offering to the Introduced Investors. The Company was obligated to pay $29,912 of fees to Finders and issued Finder Warrants to purchase an aggregate 299,116 of the Company’s common stock.

On October 29, 2010, the Company agreed to issue warrants (“Consultant Warrants”) to purchase 1,500,000 shares of common stock, of the Company to a consultant as consideration for the consultant’s ongoing support of the Company and the Company’s financing efforts since late 2008. The Company and consultant agreed that the Consultant Warrants would have substantially the same form and terms as the Warrants issued in the Offering.

On November 18, 2010, the Company's Board of Directors determined to compensate the Company’s non-employee directors by paying them each a quarterly director’s fee, effective immediately, of $5,000 for each full fiscal quarter during which such person serves as a director of the Company, prorated for any period of service that is less than a full fiscal quarter.  At the same time, the Company’s Board of Directors increased the monthly base salary of David Rector, the Company’s Chief Executive Officer, to $10,000, effective December 1, 2010.

On November 18, 2010, the Company's Board of Directors authorized the issuance of 150,000 restricted shares of the Company’s common stock to SNK Consulting Services, LLC, for services rendered to the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide disclosure under this Item 3.

Item 4. Controls and Procedures.

Under the supervision and with the participation of our sole officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2010 (the “Evaluation Date”).  Based on this evaluation, our sole officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective to ensure that the information relating to us, including our consolidated subsidiaries, required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our sole officer, as appropriate to allow timely decisions regarding required disclosure.

We are a small organization with limited personnel. We were unable to implement an effective system of disclosure controls and procedures as of the Evaluation Date. We expect to develop a system of disclosure controls and procedures during the remainder of 2010 and in 2011as we expand our business and develop our mining claims.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On November 16 and November 19, 2010, we held second and third closings of our private placement offering for a total of 4,000,000 and 250,000 units, respectively, of our securities (the “Units”) to institutional and accredited investors and non-U.S. persons for aggregate gross cash proceeds of $400,000 and $25,000, respectively, at an offering price of $0.10 per Unit. Each Unit consists of (i) one share of Common Stock, and (ii) a warrant to purchase one share of Common Stock at an exercise price of $0.10 per share (the “Warrants”).  The Warrants will be exercisable from issuance until five years after the final closing of the Offering.

We agreed, pursuant to a Registration Rights Agreement, to use our commercially reasonable efforts to file a registration statement under the Securities Act of 1933, as amended (the “Securities Act”), covering the shares of Common Stock included in the Units and the shares of Common Stock issuable upon exercise of the Warrants issued in these closings, as well as the 33,501,986 Units and associated Warrants issued on October 29, 2010, within 75 days after the final closing of the Offering and to have such registration statement declared effective within 180 days of such final closing date.  We are required to keep the registration statement effective until the earlier of one year from the date the registration statement is declared effective or until all of the registrable securities may be sold under Rule 144 during any 90 day period.  We also granted certain “piggyback” registration rights covering the shares of Common Stock included in the Units and the shares of Common Stock issuable upon exercise of the Warrants.

We entered into agreements to pay placement agents and/or finders (collectively, “Finders”) cash fees of up to 10% of the purchase price of each Unit sold in the Offering to investors introduced to the Company by the relevant Finder (the “Introduced Investors”), and to issue each such Finder five-year warrants (the “Finder Warrants”) exercisable at $0.10 per share to purchase a number of shares of Common Stock equal to up to 10% of the shares of Common Stock included in the Units sold in the Offering to the Introduced Investors.  As a result of the sales of the Units in the closings on November 16 and November 19, 2010, we may be obligated to pay up to approximately $42,500 of fees to Finders and to issue Finder Warrants to purchase up to of 42,500 shares of Common Stock.

The offer and sale of the Units and the securities contained therein were exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof and Regulation D and/or Regulation S promulgated thereunder, as transactions by an issuer not involving a public offering.  The purchasers of the securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the certificates issued in such transactions.  All purchasers of the securities represented and warranted, among other things, that they were accredited investors within the meaning of Regulation D and/or non-U.S. persons within the meaning of Regulation S, that they had the knowledge and experience in financial and business matters necessary to evaluate the merits and risks of an investment in the Company and had the ability to bear the economic risks of the investment, and that they had adequate access to information about the Company.

On November 18, 2010, we agreed to issue to a consultant, for services rendered to the Corporation, 150,000 restricted shares of our Common Stock.  This issuance of securities was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, as atransaction by an issuer not involving a public offering.

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

Exhibit
Number	Description

3.1	Certificate of Incorporation of the Registrant (1)

3.2	Certificate of Amendment to Certificate of Incorporation of the Registrant (2)

3.3	Certificate of Amendment to Certificate of Incorporation of Nevada Gold Holdings, Inc. (4)

10.1	2008 Equity Incentive Plan of Nevada Gold Holdings, Inc. (3)

10.2	Amendment No. 1 to 2008 Equity Incentive Plan of Nevada Gold Holdings, Inc. (4)

31.1*	Certification of principal executive and principal financial officer pursuant to Rule 13a-14(a) and 15d-14(a)

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

*      Filed herewith

(1)	Filed with the Securities and Exchange Commission on August 1, 2006, as an exhibit to the Registrant’s Registration Statement on Form SB-2, which exhibit is incorporated herein by reference.

(2)	Filed with the Securities and Exchange Commission on November 6, 2008, as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(3)	Filed with the Securities and Exchange Commission on January 7, 2009, as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

(4)	Filed with the Securities and Exchange Commission on September 21, 2010, as an exhibit to the Registrant’s current report on Form 8-K, which exhibit is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEVADA GOLD HOLDINGS, INC.

Dated: November 22, 2010	By:	/s/ David Rector
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