Form 10-K
period 2010-12-31
Nevada Gold Holdings, Inc.
filed 2011-04-15
CIK 1369203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended: December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number: 333-140148

Nevada Gold Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-3724068
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

800 E. Colorado Blvd., Suite 888 Pasadena, California	91101
(Address of principal executive offices)	(Postal Code)

Registrant’s telephone number, including area code: 626-683-7330

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a smaller reporting company. See the definitions of the “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer	Smaller reporting company ☒

(Do not check if a smaller reporting company)

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

On June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, approximately 3,477,000 shares of its Common Stock, $0.001 par value per share (its only class of voting or non-voting common equity) were held by non-affiliates of the registrant. The market value of those shares was approximately $1,043,100, based on the last sale price of $0.30 per share of the Common Stock on that date. For this purpose, shares of Common Stock beneficially owned by each executive officer and director of the registrant and each beneficial owner of 10% or more of the Common Stock outstanding have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 14, 2011, there were 43,844,054 shares of the registrant’s common stock, par value $0.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None

i

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

Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them. We disclaim any obligation to update the forward-looking statements contained in this Report to reflect any new information or future events or circumstances or otherwise.

Readers should read this Report in conjunction with the discussion under the caption “Risk Factors,” our financial statements and the related notes thereto in this Report, and other documents which we may file from time to time with the SEC.

PART I

ITEM 1. BUSINESS

This Report contains summaries of the material terms of various agreements executed in connection with the transactions described herein. The summaries of these agreements are subject to, and are qualified in their entirety by reference to, these agreements, all of which are incorporated herein by reference.

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

As used in this Report, unless otherwise stated or the context clearly indicates otherwise, the term “Nano Holdings” refers to us before giving effect to the Merger (defined below), the term “NGE” refers to Nevada Gold Enterprises, Inc., a Nevada corporation formed on October 7, 2008, before giving effect to the Merger, the term “NGHI” refers to Nevada Gold Holdings, Inc., after giving effect to the Merger, and the terms “Company,” “we,” “us,” and “our” refer to Nevada Gold Holdings, Inc., and its wholly owned subsidiary, NGE, after giving effect to the Merger.

Stock Splits

Our Board of Directors authorized a 30.30303-for-1 forward split of our common stock, par value $0.001 per share (“Common Stock”), in the form of a stock dividend, which was paid on November 21, 2008, to holders of record on November 19, 2008. Our Board of Directors authorized a 2-for-1 forward split of our Common Stock, in the form of a stock dividend, which was paid on May 12, 2009, to holders of record on May 8, 2009. Our Board of Directors and our stockholders authorized a one-for-fifteen reverse split of our Common Stock, which was effected on September 15, 2010. All share and per share numbers in this Report relating to the Common Stock have been adjusted to give effect to these stock splits, unless otherwise stated.

Merger

On December 31, 2008, pursuant to a Merger Agreement entered into on the same date, Nevada Gold Acquisition Corp., a Nevada corporation formed on December 18, 2008, and a wholly owned subsidiary of Nano Holdings (“Acquisition Sub”), merged with and into NGE, with NGE being the surviving corporation (the “Merger”). As a result of the Merger, NGE became a wholly owned subsidiary of NGHI.

Pursuant to the Merger, we ceased operating as a distributor of party and drinking supplies and acquired the business of NGE to engage in the exploration and eventual development of gold mines, and we have continued NGE’s existing business operations as a publicly traded company under the name Nevada Gold Holdings, Inc. See “Split-Off Agreement” below.

At the closing of the Merger, each of the 200 shares of NGE’s common stock issued and outstanding immediately prior to the closing of the Merger was converted into 4,658,263 shares of our Common Stock. As a result, an aggregate of 2,626,263 shares of our Common Stock were issued to the holders of NGE’s common stock. NGE did not have any stock options or warrants to purchase shares of its capital stock outstanding at the time of the Merger.

The Merger Agreement contained a post-closing adjustment to the number of shares of Common Stock issued to the former NGE stockholders, in an amount up to 33,333 shares of Company Common Stock, to be issued to the former NGE stockholders on a pro rata basis for any breach of the Merger Agreement by Nevada Gold Holdings, Inc., discovered during the two-year period following the Closing Date. In order to secure the indemnification obligations of NGE under the Merger Agreement, 5% of the shares of Common Stock to which the principal former NGE stockholder (David Mathewson, who was also subsequent to the Merger our sole director, Chief Executive Officer and President, and who is now still a director of the Company) was entitled in exchange for his shares of NGE in connection with the Merger were held in escrow for a period of two years pursuant to an escrow agreement. These shares have been released from the escrow in full.

The Merger Agreement contained customary representations and warranties and pre- and post-closing covenants of each party and customary closing conditions. Breaches of the representations and warranties were subject to customary indemnification provisions.

The Merger was treated as a recapitalization of the Company for financial accounting purposes. NGE is considered the acquirer for accounting purposes, and the historical financial statements of Nano Holdings before the Merger were replaced with the historical financial statements of NGE before the Merger in all subsequent filings with the Securities and Exchange Commission (the “SEC”).

The parties took all actions necessary to ensure that the Merger was treated as a tax-free exchange under Section 368(a) of the Internal Revenue Code of 1986, as amended.

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

Split-Off Agreement

Upon the closing of the Merger, under the terms of a Split-Off Agreement, the Company transferred all of its pre-Merger operating assets and liabilities to its wholly owned subsidiary, Sunshine Group, Inc., a Delaware corporation (“Sunshine”) formed on December 18, 2008, including, without limitation, the Company’s equity interests in Sunshine Group, LLC, a Florida limited liability company (“Sunshine LLC”). Thereafter, pursuant to the Split-Off Agreement, we transferred all of the outstanding shares of capital stock of Sunshine to Marion R. “Butch” Barnes, William D. Blanchard and Robert Barnes, pre-Merger stockholders of Nano Holdings (the “Split-Off”), in consideration of and in exchange for (i) the surrender and cancellation of an aggregate of 6,666,667 shares of our Common Stock held by those stockholders and (ii) certain representations, covenants and indemnities.

Accounting Treatment; Change of Control

The Merger was accounted for as a “reverse merger,” and NGE was deemed to be the acquirer in the reverse merger. Consequently, the assets and liabilities and the historical operations that are reflected in our financial statements prior to the Merger are those of NGE and have been recorded at the historical cost basis of NGE, and our consolidated financial statements after completion of the Merger include the assets and liabilities of NGE, historical operations of NGE and operations of NGHI and its subsidiary from the closing date of the Merger. As a result of the issuance of the shares of Common Stock pursuant to the Merger, a change in control of the Company occurred as of the date of consummation of the Merger. Except as described in this Report, no arrangements or understandings exist among present or former controlling stockholders with respect to the election of members of our Board of Directors and, to our knowledge, no other arrangements exist that might result in a change of control of the Company.

Private Placements

On December 31, 2008, NGHI closed a private placement (the “Bridge PPO”) of (a) 55,200 shares of Common Stock, at a purchase price of $1.30 per share, and (b) $150,000 principal amount of its 10% Secured Convertible Promissory Note (the “2008 Bridge Note”), at a purchase price of par, for aggregate gross proceeds of $253,500, before deducting expenses related to the offerings. Upon the closing of the Merger, the purchaser of the 2008 Bridge Note also received 20,000 shares of Common Stock under the terms of the 2008 Bridge Note. (The 2008 Bridge Note has subsequently been repaid.)

On March 9, 2009, NGHI held a second closing of the Bridge PPO for 20,000 shares of Common Stock, at a purchase price of $2.06 per share.

As an inducement to certain investors to purchase Common Stock in the Bridge PPO, the principal former NGE stockholder (David Mathewson, who was then our Chief Executive Officer, President and sole director and is now our director) agreed to transfer to those investors in private transactions an aggregate of 214,000 shares of the Company Common Stock that he received in the Merger.

On June 24, 2009, we closed a private placement (the “2009 PPO”) of 133,333 units of our securities, at a purchase price of $3.75 per unit, each unit consisting of one share of Common Stock and a warrant to purchase one share of Common Stock for a period of five years, at an exercise price of $7.50 per share, for gross proceeds of $500,000.

On September 18, 2009, we held a second closing of the 2009 PPO for 68,667 of the same units on the same terms, for gross proceeds of $250,000.

On December 10, 2009, we borrowed $100,000 under a bridge loan note (the “2009 Bridge Note”) from a private institution. This note was converted into Common Stock on October 29, 2010. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – 2009 Bridge Note” for more information.

On February 5, 2010, we entered into a financing arrangement with JMJ Financial (the “Investor”), pursuant to which the Investor would lend us up to $3,200,000. We issued convertible promissory notes to the Investor in an aggregate principal amount of $3,200,000 (the “2010 JMJ Notes”). We received $200,000 from the Investor on February 5, 2010. On May 6, 2010, we repaid $200,000 from existing cash resources to the Investor as payment in full and complete satisfaction all of the Company’s obligations pursuant to the financing agreement, and the financing arrangement was cancelled. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – 2010 JMJ Notes” for more information.

On May 24, 2010, we borrowed $50,000 under a convertible bridge loan note from a private institution; in August 2010, we entered into three additional convertible bridge loan notes with an aggregate principal amount of $125,000 with three private investors; and on October 1, 2010, we entered into an additional convertible bridge loan note with a principal balance of $25,000 with a private investor (the “2010 Bridge Notes”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – 2010 Bridge Notes” for more information.

On October 29, 2010, November 16, 2010, and November 19, 2010 we held closings of a private placement offering (the “2010 PPO”) for a total of 38,833,356 units of our securities, at an offering price of $0.10 per unit, each unit consisting of one share of Common Stock and a warrant to purchase one share of Common Stock for a period of five years, at an exercise price of $0.10 per share. Of the $3,883,337 gross proceeds, $3,450,000 consisted of cash consideration, $313,337 came from the automatic conversion of principal and interest on all the convertible notes, and $120,000 represented the discharge of certain accounts payable. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – 2010 PPO” for more information.

Far East Golden Resources Investment Limited, a Hong Kong limited liability company (“Far East Golden Resources”), and a wholly owned subsidiary of Hybrid Kinetic Group Limited, an exempt company incorporated in Bermuda with limited liability, purchased 30,000,000 of the units in the 2010 PPO. We agreed with Far East Golden Resources to increase the size of our Board of Directors to seven members, and Far East Golden Resources is entitled to nominate four candidates to the Board. Immediately following the initial closing of the 2010 PPO, Far East Golden Resources beneficially owned 86.1% of the Company’s outstanding Common Stock (calculated as set forth in Rule 13d-3 under the Securities Exchange Act of 1934, as amended), based on its holding 30,000,000 shares of Common Stock and warrants (that are currently exercisable) to purchase 30,000,000 shares of Common Stock, and based on 37,851,862 shares of Common Stock then outstanding. By the conclusion of the 2010 PPO, additional shares of Common Stock were outstanding, and Far East Golden Resources’ beneficial ownership had declined to approximately 82.3%.

Investor Relations Agreement and Warrants

In the Merger Agreement, we agreed to enter into an agreement with an investor relations firm to be identified (the “IR Consultant”) to provide investor relations services to the Company, pursuant to which we will agree to issue to the IR Consultant warrants to purchase an aggregate of 66,667 shares of Common Stock, exercisable for a period of five years, at an exercise price of $15.00 per share.

2008 Equity Incentive Plan

Our 2008 Equity Incentive Plan (as amended, the “2008 Plan”), provides for the issuance of up to 4,507,371 shares of Common Stock (subject to automatic annual increases based on increases in our capitalization) as incentive awards granted to executive officers, key employees, consultants and directors. See “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities – Securities Authorized for Issuance under Equity Compensation Plans” for more information.

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

We currently have rights to explore for gold on one property, known as Tempo Mineral Prospect, which was acquired prior to Merger, all of which we lease from Gold Standard Royalty Corporation, a subsidiary of Golden Predator Mines Inc., which acquired its rights to this property from the Lyle F. Campbell Trust of Reno, Nevada, which acquired its rights to this property from the Federal Bureau of Land Management by staking. We acquired our interest in the lease from KM Exploration, Ltd., a Nevada limited liability company in which our director and Geological Advisor (and former CEO and President), David Mathewson, had a 50% ownership interest prior to its dissolution. (See “Certain Relationships and Related Transactions, and Director Independence” below.) More details about our property may be found in the section captioned “Properties.” Below is a map indicating the location of our property in Nevada.

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

We have secured all necessary permits for our exploration activities planned in 2011 and we will file for additional required permits to conduct our exploration programs as necessary. These permits are usually obtained from either the Bureau of Land Management or the United States Forest Service. Obtaining such permits usually requires the posting of small bonds for subsequent remediation of trenching, drilling and bulk-sampling. Delays in the granting of permits are not uncommon, and any delays in the granting of permits may adversely affect our exploration activities. Additionally, necessary permits may be denied, in which case we will be unable to pursue our exploration activities. It may be possible to appeal any denials of permits, but any such appeal will result in additional delays and expense, which may cause you to lose all or part of your investment.

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

Employees

We currently have two full-time employees and one part-time employee. In the future, if our activities grow, we may hire personnel on an as-needed basis. For the foreseeable future, we plan to engage freelance geologists, engineers and other consultants as necessary.

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

We will need to obtain additional financing to fund our exploration program.

Although we have sufficient capital to fund our exploration program as it is currently planned through the end of 2011, we do not have sufficient capital to fund our exploration program as it is currently planned thereafter or to fund the acquisition and exploration of new properties. We estimate that we will need to raise approximately $1.5 million to pay for our exploration program through December 31, 2012, as it is currently planned and described in this Report, and our estimated administrative expenses, lease payments and estimated claim maintenance costs. We will likely require additional funding after that date. We may be unable to secure additional financing on terms acceptable to us, or at all, at times when we need such financing. Our inability to raise additional funds on a timely basis could prevent us from achieving our business objectives and could have a negative impact on our business, financial condition, results of operations and the value of our securities. If we raise additional funds by issuing additional equity or convertible debt securities, the ownership percentages of existing stockholders will be reduced and the securities that we may issue in the future may have rights, preferences or privileges senior to those of the current holders of our Common Stock. Such securities may also be issued at a discount to the market price of our Common Stock, resulting in possible further dilution to the book value per share of Common Stock. If we raise additional funds by issuing debt, we could be subject to debt covenants that could place limitations on our operations and financial flexibility.

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

One of our directors, David Mathewson, has private mining interests and also may serve as a director of other gold exploration companies. Consequently, his personal interests may come into conflict with our interests. Situations may arise where Mr. Mathewson is presented with business opportunities which may be desirable not only for us, but also to the other companies with which he is affiliated. In addition to competition for suitable business opportunities, we also compete with these other gold exploration companies for investment capital, technical resources, key personnel and other things. You should carefully consider these potential conflicts of interest before deciding whether to invest in our securities.

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

NGE, our sole operating subsidiary, was formed on October 7, 2008. Our operating history consists of starting our preliminary exploration activities. We have no income-producing activities. We have already lost money because of the expenses we have incurred in acquiring the rights to explore on our property, and starting our preliminary exploration activities. Exploring for gold is an inherently speculative activity. There is a strong possibility that we will not find any commercially exploitable gold deposits on our property. Because we are a gold exploration company, we may never achieve any meaningful revenue.

We may not be able to follow our internal procedures relating to the authorization and reporting of our financial transactions, or such procedures may not function as intended.

We are a small company with limited resources. We have two full-time employees and one part-time employee. This may cause us not to comply with our internal procedures designed to assure that our financial information is properly gathered and reported. In the event that we do not follow these internal procedures, or if they do not function as intended, we could publish materially incorrect financial statements. This could cause investors to lose confidence in the accuracy of our reported financial information, impair our ability to secure additional financing, and result in a loss of your investment.

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

We are required under the terms of our property lease to make annual lease payments. We are also required to make annual claim maintenance payments to Federal Bureau of Land Management and to the county in which our property is located in order to maintain our rights to explore and, if warranted, to develop our property. Our annual claim maintenance payments currently total approximately $32,000. If we fail to meet these obligations, we will lose the right to explore for gold on our property. Our property lease is described in greater detail in the section captioned “Properties.”

There is a limited public market for our securities and they will not be listed on a widely traded market in the foreseeable future.

There is currently a limited public market for shares of our Common Stock and one may never develop. Our Common Stock is quoted on the OTC Bulletin Board operated by FINRA. The OTC Bulletin Board is a thinly traded market and lacks the liquidity of certain other public markets with which some investors may have more experience. We may not ever be able to satisfy the listing requirements for our Common Stock to be listed on an exchange or Nasdaq, which are often more widely-traded and liquid markets. Some, but not all, of the factors which may delay or prevent the listing of our Common Stock on a more widely-traded and liquid market include the following: our stockholders’ equity may be insufficient; the market value of our outstanding securities may be too low; our net income from operations may be too low; our Common Stock may not be sufficiently widely held; we may not be able to secure market makers for our Common Stock, and we may fail to meet the rules and requirements mandated by the several exchanges and markets to have our Common Stock listed.

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

Trading in our securities is subject to certain regulations adopted by the Securities Exchange Commission, commonly known as the “penny stock” rules and which generally apply to stocks selling below $5.00 per share. Our shares of Common Stock qualify as “penny stocks” and are covered by Section 15(g) of the Exchange Act, which imposes additional practice requirements on broker-dealers who sell shares of such stocks in the market. “Penny stock” rules govern how broker-dealers can deal with their clients and with “penny stocks.” For sales of our securities, including the sale of any Common Stock by the selling shareholders, the broker-dealer must make a special suitability determination and receive from you a written agreement prior to making a sale of stock to you. The additional burdens imposed upon broker-dealers by the “penny stock” rules may discourage broker-dealers from effecting transactions in our securities, which could severely affect their market price and liquidity. This could prevent you from easily reselling your shares or warrants when they become freely tradable and could cause the price of our securities to decline.

Compliance with U.S. securities laws, including the Sarbanes-Oxley Act, will be costly and time-consuming.

We are a reporting company under U.S. securities laws, and we are obliged to comply with the provisions of applicable U.S. laws and regulations, including the Securities Act, the Exchange Act and the Sarbanes-Oxley Act of 2002 and the related rules of the SEC, and the rules and regulations of the relevant U.S. market. Preparing and filing annual and quarterly reports and other information with the SEC, furnishing audited reports to stockholders and other compliance with these rules and regulations involves continual and significant regulatory, legal and accounting expenses. There can be no assurance that we will continue to be able to comply with the applicable regulations in a timely manner, if at all.

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

Section 404 of the Sarbanes-Oxley Act of 2002 will require us to include in our annual reports on Form 10-K, beginning with the Form 10-K for the fiscal year ending December 31, 2010, an assessment by management of the effectiveness of our internal control over financial reporting. While we intend to diligently and thoroughly document, review, test and improve our internal control over financial reporting in order to ensure compliance with Section 404, management may not be able to conclude that our internal control over financial reporting is effective. This could result in a loss of investor confidence in the reliability of our financial statements, which in turn could negatively impact the price of our common stock.

In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404. Our compliance with Section 404 will require that we incur substantial expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to retain the services of additional accounting and financial staff or consultants with appropriate public company experience and technical accounting knowledge to satisfy the ongoing requirements of Section 404. We intend to review the effectiveness of our internal controls and procedures and make any changes management determines appropriate, including to achieve compliance with Section 404. However, any significant deficiencies in our control systems may affect our ability to comply with SEC reporting requirements and any applicable listing standards or cause our financial statements to contain material misstatements, which could negatively affect the market price and trading liquidity of our common stock and cause investors to lose confidence in our reported financial information, as well as subject us to civil or criminal investigations and penalties.

Our principal stockholders have the power to control the Company because they hold a majority of our outstanding shares of Common Stock.

As of April 14, 2011, our directors, executive officers and principal stockholder beneficially owned approximately 86% of our outstanding Common Stock. As of that date, Far East Golden Resources beneficially owned 82.3% of our outstanding Common Stock, our director David C. Mathewson beneficially owned 3.5% of our outstanding Common Stock and our directors and executive officers as a group beneficially owned 3.7% of our outstanding Common Stock. (See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for more information.) Far East Golden Resources has the power to elect all of our directors, to control our business and affairs and to control the vote on substantially all other corporate matters without the approval of other stockholders. Furthermore, such concentration of voting power would enable those stockholders to delay, deferr or prevent a change in control of the company, impede a merger, consolidation, takeover or other business combination involving the Company, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company. This may adversely affect the value of your investment, and you should carefully consider this concentration of ownership before deciding whether to invest in our Company. Each stockholder who beneficially owns more than 5% of our outstanding shares of Common Stock is identified in “Security Ownership of Certain Beneficial Owners and Management.”

We are a holding company that depends on cash flow from our subsidiary to meet our obligations and pay dividends.

We are a holding company with no material assets other than cash and the stock of our wholly owned subsidiary, NGE. Accordingly, we anticipate that all of our operations will be conducted by NGE (and any additional subsidiaries we may form or acquire). We currently expect that the earnings and cash flow of our subsidiary will primarily be retained and used by it in its operations, including servicing any debt obligations it may have now or in the future. Therefore, our subsidiary may not be able to generate sufficient cash flow to distribute funds to us in order to allow us to pay our obligations as they become due or, although we do not anticipate paying any dividends in the foreseeable future, pay future dividends on, or make any distributions with respect to, our common or other stock. Additionally, our ability to participate as an equity holder in any distribution of assets of any subsidiary upon liquidation is generally subordinate to the claims of creditors of such subsidiary.

ITEM 2. PROPERTIES

Executive Offices

Our business office is located at 800 E. Colorado Blvd., Suite 888, Pasadena, California 91101, in the offices of Far East Golden Resources. It contains office furniture and equipment sufficient to administer our current business. Office services and office space are provided without charge by the primary shareholder of the Company. Such costs are immaterial to the consolidated financial statements and accordingly, have not been reflected therein.

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

Exploration Program to Date

We initiated drilling on the Tempo property in October 2009. Sixteen sites across the property have been permitted and prepared for drilling. The sites were located to test new geophysical and resultant structural and alteration interpretations based largely on additional gravity data collected in 2007. Four widely spaced sites were drilled. The holes are all reverse circulation, range in depth from 545 to 1,330 feet, and total 4,295 feet. The first three holes were drilled in 2009. Hole NGT-01 in the north end of the property drilled through the targeted potential host rocks. NGT-02 and NGT-03 were collared in the central part of the property about 2 ½ miles to the south. The second hole drilled into potential host rocks and was terminated due to poor drilling conditions. The third hole did not reach the depth of the potential host rocks and was terminated because of excessive ground water. In 2010, NGT-04 was drilled to a depth of 545 feet out of a planned depth of 1,500 feet when adverse weather conditions required we terminate the effort for the season.

All three completed holes intersected anomalous gold and the indicator elements arsenic, antimony, and mercury and further confirm that one or more Carlin-style sediment-hosted gold deposits likely remains undiscovered at Tempo.

2011 Exploration Program

At present the Tempo Prospect property is inaccessible due to weather conditions (snow and, more importantly, mud). We anticipate being able to mobilize on the property sometime during the May-June 2011 period and commence our 2011 exploration plan. The partially drilled hole (NGT-04) has been collared and cased and will be re-drilled as part of the 2011 plan. Including the partially drilled hole, there are thirteen drill targets to be tested in 2011. We will commence drilling the target locations as soon as weather permits. We anticipate all planned targets will be drilled no later than the close of August 2011.

Environmental and Safety

We are not aware of any specific environmental issues at Tempo; of indicated, threatened or endangered plant or animal species; or of significant archeology sites that would affect exploration or development of the Tempo property. The abandoned Maloy mine shaft could be considered a safety hazard and a candidate for abandoned mine closure. It is not known if bats use the underground workings. Closing of the shaft may have to take bats into consideration.

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

NGE acquired its interest in the Tempo lease prior to the Merger pursuant to a reassignment of the lease from KM Exploration, Ltd. In connection with the reassignment, we reimbursed KM Exploration for claim fees ($19,503) and preparation cost ($962), totaling $20,465. Also in connection with the reassignment, Mr. Mathewson, then the sole stockholder of NGE, assigned five shares of NGE (which converted into 400,000 shares each of Company Common Stock upon the Merger) to each of two individuals (one of whom was the owner of the other 50% interest in KM Exploration prior to its dissolution). (See “Certain Relationships and Related Transactions, and Director Independence” below.)

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

Due Date of Advance Minimum Royalty Payment	Amount of Advance Minimum Royalty Payment
January 15, 2008 (paid)	$10,000

January 15, 2009 (paid)	$15,000

January 15, 2010 (paid)	$30,000

January 15, 2011 (paid)	$45,000

January 15, 2012 and annually thereafter during the term of the lease	The greater of $60,000 or the dollar equivalent of 90 ounces of gold

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

Our lease required us to perform $50,000 worth of physical work on the property for 2009. Starting in 2010 and thereafter, we must perform a minimum of $50,000 worth of work annually on the property, of which at least $25,000 is physical work. Work performed in any year in excess of these amounts is carried forward to offset the obligation in future years.

Claim Maintenance Payments

We are required to make annual claim maintenance payments to the Bureau of Land Management and to the counties in which our property is located. If we fail to make these payments, we will lose our rights to our property. As of the date of this Report, our annual maintenance payments are approximately $155 per claim, consisting of payments to the Bureau of Land Management and to the counties in which our properties are located. Our property consists of an aggregate of 206 lode claims. Our aggregate annual claim maintenance costs are currently approximately $32,000.

ITEM 3. LEGAL PROCEEDINGS

From time to time we may be involved in claims arising in connection with our business.

As of the date of this Report, except as described below, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject, nor are there any such proceedings known to be contemplated by governmental authorities.

Viewpoint Securities LLC (“Viewpoint”) filed a complaint on January 6, 2011, against NGHI, its directors and affiliates (including Far East Golden Resources Investment Ltd. and Hybrid Kinetic Group Ltd.) in San Diego County Superior Court, alleging breach of contract, interference with contract, and interference with prospective business relations. The complaint is based on a claim that Viewpoint was not paid a commission/finder’s fee under a Placement Agent Agreement with us. Viewpoint demands a commission of $302,000 and warrants to purchase approximately 3,002,000 shares of our common stock with an exercise price of $0.10 per share, related to our October 29, 2010, private placement offering of units of our securities.

The Placement Agent Agreement requires us to (i) pay Viewpoint a cash fee equal to 10% of the gross proceeds raised and actually received by the Company in a convertible note offering from investors first introduced by Viewpoint to the Company during the term of the Agreement; and (ii) issue Viewpoint warrants to purchase shares of common stock (the “Warrants”) equal to 10% of the number of shares of our common stock into which convertible notes purchased in an offering by investors first introduced by Viewpoint to the Company during the term of the Agreement are initially convertible, with an exercise price of $0.10 per share of and a maturity five years after the final closing date of the offering.

We have denied that Viewpoint is entitled to any commission or compensation under the Placement Agent Agreement or otherwise. In March 2011, we obtained a stay of Viewpoint’s Superior Court lawsuit, and the matter was transferred to arbitration with the American Arbitration Association per the terms of the Placement Agent Agreement. An arbitration demand or petition has not yet been filed. The parties are scheduling a mediation to discuss potential settlement and expect to conduct the initial mediation session by the end of May 2011.

While there can be no assurance as to the ultimate outcome of this claim, based on information currently available, we believe the amount, or range, of reasonably possible losses (if any) in connection with this matter could be material to our consolidated financial condition, consolidated operating results or cash flows as of or for any particular period.

ITEM 4. (Removed and Reserved)

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

Period	High	Low
Fiscal Year Ended December 31, 2009:
First Quarter (from February 17, 2009)*	$15.90	$1.50
Second Quarter	7.80	1.50
Third Quarter	4.22	1.95
Fourth Quarter	2.06	1.07

Fiscal Year Ending December 31, 2010:
First Quarter	$1.19	$0.60
Second Quarter	1.90	0.23
Third Quarter	0.55	0.23
Fourth Quarter	0.49	0.07

*          There was no bid price information for our Common Stock prior to February 17, 2009.

Holders

As of April 14, 2011, there were 43,844,054 shares of our Common Stock issued and outstanding held by 32 shareholders of record.

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

Recent Sales of Unregistered Securities

Except as previously disclosed in Current Reports on Form 8-K and Quarterly Reports on Form 10-Q that we have filed, we have not sold any of our equity securities during the period covered by this Report that were not registered under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of December 31, 2010, information with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders	83,334	2.00	2,916,666

Equity compensation plans not approved by security holders	-	-	-

Total	83,334		2,916,666

On December 30, 2008, the Board of Directors of the Company adopted the 2008 Equity Incentive Plan (the “2008 Plan”) which provided for incentive award grants of up to 4,000,000 shares of our Common Stock. As a result of the 2010 1-for-15 reverse stock split, the number of shares of common stock reserved under the 2008 Plan were reduced to 266,667. Prior to the reverse split, we had granted non-qualified stock options to purchase an aggregate of 1,250,000 shares of our common stock under the 2008 Plan at a weighted-average exercise price of $0.1334 per share. As a result of the reverse stock split, such options were adjusted so that they are exercisable, in the aggregate, for 83,333 shares of our common stock at a weighted-average exercise price of $2.001 per share.

On September 16, 2010, we amended our 2008 Plan to increase the total number of shares of Common Stock that may be granted pursuant to awards under such 2008 Plan from 266,667 to 3,000,000, and to add a provision for automatic annual increases based on increases in our capitalization (the “Evergreen Clause”). (On September 10, 2010, the amendment to the 2008 Plan was approved by the written consent of stockholders holding a majority of the outstanding shares of our common stock.)

Under the Evergreen Clause, unless otherwise determined by the Board, at the beginning of each fiscal year beginning with the 2011 fiscal year, the number of shares subject to issuance pursuant to awards granted under the 2008 Plan will be automatically increased to an amount equal to 5% of the number of outstanding shares of common stock, together with all shares of common stock issuable upon conversion of convertible debt and equity securities (including interest accrued thereon), and all shares of common stock issuable upon exercise of options, warrants or other rights (excluding options issued under the 2008 Plan) having an exercise price equal to or less than the fair market value (as defined in the 2008 Plan) at the time of measurement on the last day of the immediately preceding fiscal year. Therefore, pursuant to the Evergreen Clause, the number of shares subject to issuance under the terms of the 2008 Plan, as of January 1, 2011, was 4,507,371.

Additional information regarding the 2008 Plan is contained in our definitive Proxy Statement filed with the Securities and Exchange Commission on August 10, 2010.

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

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to provide the information required by this Item

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

Results of Operations

Fiscal Year Ended December 31, 2010, compared to Fiscal Year Ended December 31, 2009

Revenues and Other Income

During the twelve month period ended December 31, 2010, the Company remained in the exploration stage and we did not realize any revenues from operations. Similarly, we did not realize any revenues from operations during the period from inception through December 31, 2009.

Expenses

General and administrative expenses totaled $925,013 in the year ended December 31, 2010, an increase of $309,433 from the $615,580 of general and administrative expenses incurred in the year ended December 31, 2009. For 2010, these expenses were primarily legal, accounting and other professional fees of approximately $384,000, stock based compensation to employees and consultants of approximately $185,000, personnel expenses of approximately $146,000 and other office, and general and administrative expenses of $210,000. Exploration costs totaled $158,886 for the year ended December 31, 2010, a slight decrease of $46,270 from the $205,156 in exploration costs incurred during the year ended December 31, 2009. During the year ended December 31, 2010 the Company also recognized interest expense of $325,521, the bulk of which relates to the intrinsic value of multiple promissory notes converted into common stock and stock purchase warrants during the period.

Net Losses

As a result of the foregoing, the Company incurred a net loss of $1,407,053, or ($0.12) per share, in the year ended December 31, 2010, compared to a net loss of $866,318, or ($0.18) per share, for the year ended December 31, 2009. Our increased net loss in the later period is largely due to the increase of legal and professional expenses and interest expense incurred during the 2010 fiscal year.

2009 Bridge Note

In December 2009, we borrowed $100,000 under the 2009 Bridge Note from a private institution. The 2009 Bridge Note was due and payable on June 4, 2010, unless extended by Lender and Borrower in writing, and bore interest at 10% per annum. The 2009 Bridge Note was mandatorily convertible upon the closing of any securities or other financing (a “Contingent Event”). In the event a Contingent Event was consummated, all outstanding principal and interest amounts of the Bridge Note would automatically convert into the Company’s securities being sold in such financing at a conversion price equal to the purchase price paid by investors in such financing. A Contingent Event occurred by virtue of the 2010 PPO described below, and all principal of and accrued interest on the 2009 Bridge note automatically converted into shares of Common stock and warrants to purchase Common Stock as described below.

2010 JMJ Notes

On February 5, 2010, we entered into a financing arrangement with JMJ Financial (the “Investor”), pursuant to which the Investor may lend us up to $3,200,000. We issued convertible promissory notes to the Investor in an aggregate principal amount of $3,200,000 (the “2010 JMJ Notes”). We received $200,000 from the Investor on February 5, 2010. The 2010 JMJ Notes bore a one-time interest of 8% and matured three years from the date of issuance. Prepayment under the 2010 JMJ Notes was not permitted, unless approved by the Investor.

Under the terms of the 2010 JMJ Notes, the Investor was entitled, at its option, to convert all or part of the principal amount and accrued interest into shares of our Common Stock at a conversion price equal to 70% of the lowest trade price of the Common Stock in the twenty (20) trading days immediately prior to the conversion, subject to adjustment in certain circumstances. The 2010 JMJ Notes contained a standard “blocker” provision so that the Investor does not have the right to convert any portion of the 2010 JMJ Notes to the extent that, after giving effect to such conversion, the Investor and its affiliates would beneficially own in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to such conversion.

In consideration of our issuing the 2010 JMJ Notes, the Investor issued to us six secured and collateralized promissory notes in an aggregate principal amount of $3,000,000 (the “Investor Notes”). The Investor Notes bore a one-time interest of 8% and matured in three years from the date of issuance. No interest or principal payments were required until the maturity date, but both principal and interest could be prepaid prior to maturity. The Investor Notes were secured by $3,000,000 worth of money market fund (or similar equivalent) or other assets (the “Collateral”). On each Investor Note, the Investor agreed to pay down the principal in a minimum amount of $100,000 per month, commencing 210 days after the original date of issuance. However, the Investor could adjust the payment schedule within its sole discretion. In the event that the Investor defaulted on the Investor Notes, the Company could take possession of the Collateral.

On May 6, 2010, we repaid $200,000 from existing cash resources to the Investor as payment in full and complete satisfaction all of the Company’s obligations pursuant to the financing agreement, and the financing arrangement was cancelled.

2010 Bridge Notes

On May 24, 2010, we borrowed $50,000 under a convertible bridge loan note from a private institution; in August 2010, we entered into three additional convertible bridge loan notes with an aggregate principal amount of $125,000 with three private investors; and on October 1, 2010, we entered into an additional convertible bridge loan note with a principal balance of $25,000 with a private investor. These 2010 Bridge Notes bore interest at a rate of 10.0% per annum, and were due in full one year from the issue date. The 2010 Bridge Notes were mandatorily convertible upon the closing of any securities or other financing resulting in gross cash proceeds to the Company in excess of $500,000 (a “Contingent Event”). In the event a Contingent Event was consummated, all outstanding principal and interest amounts of the Bridge Notes would automatically convert into the Company’s securities being sold in such financing at a conversion price equal to the purchase price paid by investors in such financing. A Contingent Event occurred by virtue of the 2010 PPO described below, and all principal of and accrued interest on the 2010 Bridge notes automatically converted into shares of Common stock and warrants to purchase Common Stock as described below.

2010 PPO

On October 29, 2010, November 16, 2010, and November 19, 2010 we held closings of the 2010 PPO for a total of 38,833,356 units of our securities, at an offering price of $0.10 per unit, each unit consisting of one share of Common Stock and a warrant to purchase one share of Common Stock for a period of five years, at an exercise price of $0.10 per share. Of the $3,883,337 gross proceeds, $3,450,000 consisted of cash consideration, $313,337 came from the automatic conversion of principal of and interest on the convertible notes, and $120,000 represented the discharge of certain accounts payable. We plan to apply the net proceeds of the 2010 PPO to explore for gold at our property in northern Nevada and to determine if it contains gold deposits that can be mined at a profit, as well as possibly to acquire future exploration prospects, and for general working capital purposes. (Our property is not known to contain gold which can be mined at a profit, and there can be no assurance that a commercially exploitable gold deposit will be found on our property. We have not identified any other specific prospects at this time.)

We agreed, pursuant to a Registration Rights Agreement, to use our commercially reasonable efforts to file a registration statement under the Securities Act, covering the shares of Common Stock included in the Units and the shares of Common Stock issuable upon exercise of the warrants included in the Units, within 75 days after the final closing of the Offering and to have such registration statement declared effective within 180 days of such final closing date. We would be required to keep the registration statement effective until the earlier of one year from the date the registration statement is declared effective or until all of the registrable securities may be sold under Rule 144 during any 90 day period. The investors in the 2010 PPO have waived the requirement for us to file this registration statement for the time being.

We have also granted certain “piggyback” registration rights covering the shares of Common Stock included in the Units and the shares of Common Stock issuable upon exercise of the warrants included in the Units.

We entered into agreements to pay placement agents and/or finders (collectively, “Finders”) cash fees of up to 10% of the purchase price of each Unit sold in the Offering to investors introduced to us by the relevant Finder (the “Introduced Investors”), and to issue each such Finder five-year warrants (the “Finder Warrants”) exercisable at $0.10 per share to purchase a number of shares of Common Stock equal to up to 10% of the shares of Common Stock included in the Units sold in the Offering to the Introduced Investors. As a result of the sales of the Units in the 2010 PPO, we have paid and/or become obligated to pay an aggregate of approximately $35,100 of fees to Finders and have issued and/or become obligated to issue Finder Warrants to purchase an aggregate of 351,000 shares of Common Stock.

On January 26, 2011, we made a loan of $200,000 to Hybrid Kinetic Motors Corporation; on February 24, 2011, we made a loan of $400,000 American Compass Inc.; and on March 24, 2011, we made a loan of $400,000 to American Compass Inc. Each of these loans is unsecured, bears interest at 3% per annum, payable at maturity, and matures on December 31, 2011. Each of the borrowers is a wholly owned subsidiary of Hybrid Kinetic Group Ltd., which is also the parent of our controlling stockholder, Far East Golden Resources. Hybrid Kinetic Group Ltd. has guaranteed each of the loans.

Liquidity and Capital Resources

At December 31, 2010, we have $2,995,727 of cash on hand. We estimate our general and administrative, and exploration direct costs will require approximately $1,800,000 for the 2011 calendar year exclusive of any new property acquisition costs and required work agreements on any such property.

The Company is positioned to resume drilling operations as soon as conditions permit which may be as early as May but possibly not until June. We have 13 targeted drill sites for the season representing our maximum granted prepared site areas (five acres) per BLM regulations. All drilling activities have been contracted to Envirotech for the 2011 period. All sites are prepped and ready to be drilled. We estimate completing the 13 holes no later than August. All drilling results will be sampled and analyzed as we progress through the season. At the completion of the 13 targeted holes we will commence reclamation operations for the drilled sites so we may eventually apply to the BLM for additional site preparation once they certify our current sites have been fully reclaimed. This will end the drilling season at Tempo for the 2011 period.

At December 31, 2010, we had $2,995,727 of cash on hand. We estimate our general and administrative and exploration direct costs will require approximately $1,800,000 for the balance of the 2011 calendar year, exclusive of any new property acquisition costs and required work agreements on any such new properties. The Company is positioned to resume drilling operations as soon as conditions permit which may be as early as May but possibly not until June. We have 13 targeted drill sites for the season representing our maximum granted prepared site areas (five acres) per BLM regulations. All drilling activities have been contracted to Envirotech Drilling for the 2011 period. All sites are prepped and ready to be drilled. We estimate completing the 13 holes no later than August. All drilling results will be sampled and analyzed as we progress through the season. At the completion of the 13 targeted holes we will commence reclamation operations for the drilled sites so we may eventually apply to the BLM for additional site preparation once they certify our current sites have been fully reclaimed. This will end the drilling season at Tempo for the 2011 period.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Our audited financial statements as of, and for the years ended, December 31, 2010 and 2009, are included beginning on page F-1 immediately following the signature page to this Report. See Item 15 for a list of the financial statements included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (our principal executive and principal financial officer), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2010 (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective to ensure that the information relating to us, including our consolidated subsidiaries, required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

We are a small organization with limited personnel during 2010. We were unable to implement an effective system of disclosure controls and procedures as of the Evaluation Date. We expect to create a system of disclosure controls and procedures in 2011 as we expand our business and develop our mining claims. Nevertheless, management believes that this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report.

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

Management has conducted, with the participation of our Chief Executive Officer (our principal executive and principal financial officer), an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2010. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weakness: We were unable to implement a system of segregation of duties necessary to establish an effective system of internal controls as of the Evaluation Date.

We are a small organization with limited personnel during 2010. We expect to create a system of internal controls in 2011 as we expand our business and develop our mining claims. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this Report have been prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows as of the dates and for the periods presented.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting, as smaller reporting companies are exempt from this requirement.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

Below are the names and certain information regarding the Company’s current executive officers and directors:

Name	Age	Title	Date First Appointed
Yung Yeung	53	Chairman of the Board	November 29, 2010
David Rector	64	Director and Chief Executive Officer, President and Treasurer	November 5, 2009
John N. Braca	53	Director	November 13, 2009
Chunhua Huang	46	Director	November 29, 2010
David C. Mathewson	66	Director and Geological Advisor	December 31, 2008
Jimmy Wang	45	Director, Controller	January 25, 2011
Vincent Wang	37	Secretary and Director	November 29, 2010

Directors are elected to serve until the next annual meeting of stockholders and until their successors are elected and qualified. Officers are elected by the Board of Directors and serve until their successors are appointed by the Board of Directors.

The principal occupation and business experience during the past five years for our current officer and director is as follows:

Yung Yeung, Chairman of the Board, has been Chairman of the Board of Hybrid Kinetic Group Limited since 1998. Dr. Yeung is a well-known, highly successful automotive industrialist and pioneering international financier. He serves as a director of the John Hopkins University Center – Nanjing University Centre for Chinese and American Studies. Dr. Yeung was the chairman, chief executive officer and president of Brilliance China Automotive Holdings Limited from 1992 to 2002 and also the chairman and president of Shenyang Jinbei Passenger Vehicle Manufacture Co., Ltd. from 1992 to 2002. Dr. Yeung holds a Ph.D. Degree in Economics from China’s Southwest University of Finance & Economics.

David Rector, Chief Executive Officer, President and Director. Mr. Rector has served as our Chief Executive Officer, President and Director since November 5, 2009. Mr. Rector does not have an employment agreement with us but receives $6,000 per month in compensation for his services to us. Mr. Rector had previously served as our Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director from April 19, 2004 through December 31, 2008. He has served as Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director of Standard Drilling, Inc. since November 2007 and served as Chief Executive Officer, Chief Financial Officer, President, Secretary, Treasurer and Director of Universal Gold Mining Corp. from September 30, 2008, until November 2010. Mr. Rector previously served as President, Chief Executive Officer and Chief Operating Officer of Nanoscience Technologies, Inc. from June 2004 to December 2006, when he resigned as an officer and director of Nanoscience. Mr. Rector also served as President, Chief Executive Officer, Chief Financial Officer and Treasurer of California Gold Corp. (f/k/a US Uranium, Inc.) from June 15, 2007 to July 11, 2007 and again from August 8, 2007 to November 12, 2007. Since June 1985, Mr. Rector has been the principal of the David Stephen Group, which provides enterprise consulting services to emerging and developing companies in a variety of industries. From January 1995 until June 1995, Mr. Rector served as the General Manager of the Consumer Products Division of Bemis-Jason Corporation. Mr. Rector was employed by Sunset Designs Inc., a manufacturer and marketer of consumer product craft kits from June 1980 until June 1985.

Additionally, Mr. Rector currently serves on the Board of Directors of the following public companies:

Name	Director Since
Senesco Technologies, Inc. (AMEX: SNT)	February 2002
Dallas Gold & Silver Exchange (AMEX: DSG)	May 2003
California Gold Corp. (OTCBB: CLGL)	June 2007
Standard Drilling, Inc. (STDR.PK)	November 2007
Li3 Energy, Inc. (OTCBB: LIEG)	June 2008
Universal Gold Mining Corp. (OTCBB: UGDM)	September 2008

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

Chunhua Huang, Director, is Vice Chairman of the Board of Hybrid Kinetic Group Limited, since August 2010. Dr. Huang started his investment banking career as a China equity analyst at James Capel (Asia) (now HSBC Securities) from 1994 to 1996. He was a senior member of the top-ranked China research team of Credit Lyonnais Securities Asia (CLSA) between 1996 and 2000. Dr. Huang joined Brilliance China Automotive Holdings Limited to serve as Chief Financial Officer of Far Eastern Golden Resources between August 2000 and May 2004 and as Deputy Chairman between November 2002 and August 2007. From May 2007 to April 2009, Dr. Huang returned to the brokerage industry to join BNP Paribas as Director of China Equity Research and a China Equity Strategist. He holds a Bachelor of Economics Degree from Wuhan University in China, and an MBA and PhD in Marketing from the University of Strathclyde in Scotland.

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

Jimmy Wang, Director, is the Chief Financial Officer of American Compass, Inc., where he has served, initially as Chief Accounting Officer, since 2003. Prior to joining American Compass, Inc., he served as an accounting manager for Planned Parenthood of the Greater Miami Valley from 2000 to 2003. He is a graduate of the City University of New York, where he majored in both Accounting & Information Systems and Economics.

Vincent Wang, Secretary and Director, was appointed as our Secretary in November 2010. Mr. Wang has been Vice President of Hybrid Kinetic Motors Corp. since 2009 and also serves as a director of American Compass, Inc, a wholly-owned subsidiary of Hybrid Kinetic Group Limited, since 2009. Mr Wang has extensive experience in educational and linguistic fields. He holds a masters degree in linguistics from National Taiwan Normal University.

Board Committees

Our Board of Directors has not established an audit committee, a compensation committee, a nominating committee or any other committee. The full Board of Directors currently performs these functions.

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

Name	Number of late reports	Number of transactions that were not reported on a timely basis	Failure to file a required Form
Yung Yeung	-	-	-
David Rector	-	-	-
John N. Braca	-	-	-
Chunhua Huang	-	-	-
David C. Mathewson	-	-	-
Jimmy Wang	-	-	-
Vincent Wang	-	-	-

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the last two fiscal years ended December 31, 2010, to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2010; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2010; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2010, that received annual compensation during the fiscal year ended December 31, 2010, in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Non- qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
David Rector	2010	$12,500	—	—	$105,747	—	—	—	$118,247
CEO, President, CFO, Secretary, Treasurer, and Director(1)	2009	12,000	—	—	16,231	—	—	—	28,231

David Mathewson(2)	2010	—	—	—	—	—	—	—	—
Geological Advisor and Director	2009	15,000	—	—	—	—	—	—	15,000

(1)
Mr. Rector was our sole officer and director until December 31, 2008, when he resigned all positions with the Company; on November 5, 2009, he became our Chief Executive Officer, President, Secretary and Director.

(2)	Mr. Mathewson became our sole officer and director on December 31, 2008; he resigned his officer positions on November 5, 2009.

On November 5, 2009, our Board of Directors granted under our 2008 Plan to David Rector, in connection with his appointment as our Chief Executive Officer, President, Secretary and director, incentive stock options to purchase 1,000,000 pre-split (66,667 post-split) shares of Common Stock at a purchase price of $0.135 pre-split per share ($2.10 post-split) (the closing bid price quoted on the OTCBB on the date of grant), vesting 100% on December 31, 2010, and expiring November 4, 2014.

On November 16, 2009, our Board of Directors granted under our 2008 Plan to John N. Braca, in connection with his appointment as our director, non-qualified stock options to purchase 250,000 pre-split (16,667 post-split) shares of Common Stock at a purchase price of $0.127 pre-split per share ($1.95 post-split) (the closing bid price quoted on the OTCBB on the date of grant), vesting 100% on December 31, 2010, and expiring November 15, 2014.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding equity awards held by the Company’s Named Executive Officers at December 31, 2010.

	Option Awards					Stock Awards
Name	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option plan exercise price ($)	Option expiration date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#)
David Rector	66,667	-	-	$2.10	11/4/14	-	-	-	-

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

Effective November 18, 2010, we pay to each non-executive director of the Company a director’s fee of $5,000 for each full fiscal quarter during which he or she serves as a director, prorated for any period of service less than a full fiscal quarter. Prior to that time, directors did not receive compensation for their services.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of April 14, 2011:

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

Unless otherwise noted, the address of each person below id c/o Nevada Gold Holdings, Inc., 800 E. Colorado Blvd., Suite 888, Pasadena, California 91101.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership(1)		Percent of Class (2)

Yung Yeung	Common Stock	0	(3)	-

David Rector	Common Stock	66,667	(4)	*

John N. Braca	Common Stock	16,667	(5)	*

Chunhua Huang	Common Stock	0		-

David C. Mathewson	Common Stock	1,485,067		3.5%

Jimmy Wang	Common Stock	0

Vincent Wang	Common Stock	0

All directors and executive officers as a group (7 persons)	Common Stock	1,568,401		3.7%

Hybrid Kinetic Group Limited 800 E. Colorado Blvd., Suite 888, Pasadena, California 91101	Common Stock	60,000,000	(6)	82.3%

*	Less than 1%.

(1)
Beneficial ownership is determined in accordance with the rules of the SEC. For this purpose, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise, has or shares (a) the power to vote, or to direct the voting of, such security and/or (b) the power to dispose, or to direct the disposition of, such security. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of April 14, 2011, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	Percentages based upon 43,844,054 shares of common stock outstanding as of April 14, 2011; percentages are rounded to the nearest 0.1%.

(3)
See Note 6 below. Under the rules of the SEC, Mr. Yeung may be deemed to beneficially own the shares of common stock beneficially owned by Hybrid Kinetic Group Limited. Mt Yeung disclaims beneficial ownership of those shares except to the extent of his pecuniary interest therein.

(4)	Includes 66,667 shares of common stock issuable upon the exercise of options granted under the 2008 Plan, which fully vested on December 31, 2010.

(5)	Includes 16,667 shares of common stock issuable upon the exercise of options granted under the 2008 Plan, which fully vested on December 31, 2010.

(6)
Includes warrants to purchase 30,000,000 shares that are currently exercisable. Far East Golden Resources is the direct beneficial owner of these shares and is a wholly owned subsidiary of Hybrid Kinetic Group Limited. Sun East LLC, a California limited liability company, owns 30.29% of the issued share capital of Hybrid Kinetic Group Limited and may be deemed to be a controlling person thereof and beneficial owner of these shares. Sun East LLC is owned (i) 35% by our director, Yung Yeung, who is Chairman, Chief Executive Officer and director of Hybrid Kinetic Group Limited and (ii) 65% by Manwai Ma and Jimmy Wang, as co-trustees for certain trusts established for the benefit of the children of Mr. Yeung.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Prior to the Merger, NGE acquired the leasehold interest in the Tempo property from KM Exploration, Ltd., a Nevada limited liability company in which our CEO, President, Chief Geologist and sole director, David Mathewson, had a 50% ownership interest prior to its dissolution. In consideration of the transfer of the lease to NGE, NGE reimbursed KM Exploration for claim fees ($19,503) and preparation cost ($962), totaling $20,465. Also in connection with the reassignment, Mr. Mathewson, then the sole stockholder of NGE, assigned five shares of NGE (which converted into 400,000 shares each of Company Common Stock upon the Merger) to each of two individuals (one of whom was the owner of the other 50% interest in KM Exploration prior to its dissolution).

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

Nano Holdings recorded the value of uncompensated services provided by its officer and director, David Rector, and the President of Sunshine, Marion “Butch” Barnes, as a contribution of capital during the year ended December 31, 2008. However, as a result of the “reverse merger” accounting, with NGE deemed to be the accounting acquirer in the reverse merger, these amounts do not appear on our statements of stockholders’ equity at December 31, 2010 or 2009.

Under the terms of the subscription agreement dated October 29, 2010, under which Far East Golden Resources acquired its Common Stock and warrants, we were required to increase the size of our Board of Directors from three to seven, and Far East Golden Resources was entitled to nominate four reasonably qualified candidates to our Board of Directors to fill the vacancies so created. Far East Golden Resources nominated Yung Yeung, Chunhua Huang, Wei Wang and Vincent Wang to the Board, and they were elected as Directors by the Board on November 29, 2010. (Since that time, Wei Wang resigned as a Director, and the Board elected Jimmy Wang to succeed him.)

On January 26, 2011, we made a loan of $200,000 to Hybrid Kinetic Motors Corporation; on February 24, 2011, we made a loan of $400,000 American Compass Inc.; and March 24, 2011, we made a loan of $400,000 to American Compass Inc. Each of these loans is unsecured, bears interest at 3% per annum, payable at maturity, and matures on December 31, 2011. Each of the borrowers is a wholly owned subsidiary of Hybrid Kinetic Group Ltd., which is also the parent of our controlling stockholder, Far East Golden Resources. Hybrid Kinetic Group Ltd. Has guaranteed each of the loans.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent.” Nevertheless, our Board of Directors has determined that one of our seven directors, John N. Braca, is “independent” within the definition of independence provided in the Marketplace Rules of The Nasdaq Stock Market.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended December 31, 2010 and 2009, are set forth in the table below:

Fee Category	Fiscal year ended December 31, 2010	Fiscal year ended December 31, 2009
Audit fees (1)	$41,000	$19,100
Audit-related fees (2)	$0	$0
Tax fees (3)	$0	$0
All other fees (4)	$0	$0
Total fees	$41,000	$19,100

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

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2010 and 2009	F-3

Consolidated Statements of Operations for the years ended December 31, 2010 and 2009 and for the periods from October 2, 2008 (inception) through December 31, 2010	F-4

Consolidated Statements of Stockholders’ Equity for the period from October 2, 2008 (inception) through December 31, 2010	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009 and for the periods from October 2, 2008 (inception) through December 31, 2010	F-6

Notes to the Consolidated Financial Statements	F-7

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
2.1
Agreement and Plan of Merger and Reorganization, dated as of December 31, 2008, by and among Nevada Gold Holdings, Inc., Nevada Gold Acquisition Corp. and Nevada Gold Enterprises, Inc. (incorporated by reference to identically numbered exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on January 7, 2009)

2.2	Certificate of Merger (incorporated by reference to identically numbered exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on January 7, 2009)
3.1	Certificate of Incorporation of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s Form SB-2 Registration Statement filed with the SEC on August 1, 2006)
3.2
Certificate of Amendment to Certificate of Incorporation of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 6, 2008)

3.3
Certificate of Amendment to Certificate of Incorporation of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 21, 2010)

3.3	Bylaws of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s Form SB-2 Registration Statement filed with the Commission on August 1, 2006)
10.1
Form of Subscription Agreement by and between Nevada Gold Holdings, Inc., and the investors party thereto  (incorporated by reference to identically numbered exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on January 7, 2009)

10.2
Form of Addendum to Subscription Agreement by and between Nevada Gold Holdings, Inc., and the investors party thereto  (incorporated by reference to identically numbered exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on January 7, 2009)

10.3†
Lock-Up Agreement, dated as of December 31, 2008, between Nevada Gold Holdings, Inc., and David Mathewson  (incorporated by reference to identically numbered exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on January 7, 2009)

10.4
Split-Off Agreement, dated as of December 31, 2008, by and among Nevada Gold Holdings, Inc., Sunshine Group, Inc., and Marion R. “Butch” Barnes, William D. Blanchard and Robert Barnes  (incorporated by reference to identically numbered exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on January 7, 2009)

10.5
General Release Agreement, dated as of December 31, 2008, by and among Nevada Gold Holdings, Inc., Sunshine Group, Inc., and Marion R. “Butch” Barnes, William D. Blanchard and Robert Barnes  (incorporated by reference to identically numbered exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on January 7, 2009)

10.6
Form of Agreement and Release between David Mathewson and the subscribers thereto  (incorporated by reference to identically numbered exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on January 7, 2009)

10.7
Tempo Mineral Lease dated May 18, 2007, by and between Gold Standard Royalty (Nevada) Inc., successor in interest to Bertha C. Johnson, Trustee of the Lyle F. Campbell Trust, as Lessor, and NGE, as successor to KM Exploration LTD., as successor to Gold Run, Inc. (incorporated by reference to identically numbered exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on January 7, 2009)

10.8
Amendment to Tempo Mineral Lease dated January 6, 2009, between Gold Standard Royalty (Nevada) Inc., successor in interest to Bertha C. Johnson, Trustee of the Lyle F. Campbell Trust, as Lessor, and NGE, as successor to KM Exploration LTD., as successor to Gold Run, Inc. (incorporated by reference to identically numbered exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on January 7, 2009)

10.9
Form of Securities Purchase Agreement dated December 31, 2008, between Nevada Gold Holdings, Inc., and the Buyers party thereto  (incorporated by reference to identically numbered exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on January 7, 2009)

10.10	Form of 10% Secured Convertible Promissory Note (incorporated by reference to identically numbered exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on January 7, 2009)
10.11
Form of Security Agreement dated December 31, 2008, among Nevada Gold Holdings, Inc., Nevada Gold Enterprises, Inc., and the Buyers party thereto  (incorporated by reference to identically numbered exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on January 7, 2009)

10.12†	Nevada Gold Holdings, Inc., 2008 Equity Incentive Plan (incorporated by reference to identically numbered exhibit to the registrant’s Current Report on Form 8-K filed with the SEC on January 7, 2009)
10.13
Form of amended Subscription Agreement between Nevada Gold Holdings, Inc., and the investors party thereto (incorporated by reference to Exhibit 10.13 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008)

10.14†
Employment Agreement dated as of January 1, 2009, between Nevada Gold Holdings, Inc., and David Mathewson (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 24, 2009)

10.15†
Letter agreement dated November 5, 2009, between Nevada Gold Holdings, Inc., and David Mathewson re resignation and termination of Employment Agreement (incorporated by reference to Exhibit 10.15 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009)

10.16
Form of Subscription Agreement in connection with the Company’s private placement offering of units of securities, each unit consisting of one share of the Company’s Common Stock and a warrant to purchase one share of Common Stock (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009)

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
10.21
Amendment to Tempo Mineral Lease dated January 6, 2009, between Gold Standard Royalty (Nevada) Inc., successor in interest to Bertha C. Johnson, Trustee of the Lyle F. Campbell Trust, as Lessor, and NGE, as successor to KM Exploration LTD., as successor to Gold Run, Inc. (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed with the SEC on January 7, 2009)

10.22
Securities Purchase Agreement, dated as of May 14, 2010, among the Registrant and the Buyers party thereto (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)

10.23	10% Secured Convertible Promissory Note dated May 14, 2010 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)
10.24
Security Agreement dated as of May 14, 2010, by and among the Registrant, Nevada Gold Enterprises, Inc., and the Buyer party thereto (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)

10.25
Amendment No. 1 to 2008 Equity Incentive Plan of Nevada Gold Holdings, Inc. (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 21, 2010)

10.26
Form of Subscription Agreement between the Company and each subscriber in the 2010 PPO (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2010)

10.27	Form of Warrant included in the Units sold in the 2010 PPO (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2010)
10.28
Form of Registration Rights Agreement between the Company and the subscribers in the 2010 PPO (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2010)

21.1*	Subsidiaries of the Registrant
31.1*	Certification of principal executive and principal financial officer pursuant to Rule 13a-14(a) and 15d-14(a)
32.1*§	Certification of principal executive and principal financial officer pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.

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

NEVADA GOLD HOLDINGS, INC.

Dated: April 15, 2011	By:	/s/ David Rector
David Rector
Chief Executive Officer, President and Treasurer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Yung Yeung	Chairman of the Board	April 15, 2011
Yung Yeung

/s/ David Rector	Director; Chief Executive Officer, President, and Treasurer	April 15, 2011
David Rector

/s/ John N. Braca	Director	April 15, 2011
John N. Braca

/s/ Chunhua Huang	Director	April 15, 2011
Chunhua Huang

/s/ David C. Mathewson	Director	April 15, 2011
David C. Mathewson

/s/ Jimmy Wang	Director	April 15, 2011
Jimmy Wang

/s/ Vincent Wang	Secretary and Director	April 15, 2011
Vincent Wang

FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2010 and 2009	F-3

Consolidated Statements of Operations for the years ended December 31, 2010 and 2009 and for the periods from October 2, 2008 (inception) through December 31, 2010	F-4

Consolidated Statements of Stockholders’ Equity for the period from October 2, 2008 (inception) through December 31, 2010	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009 and for the periods from October 2, 2008 (inception) through December 31, 2010	F-6

Notes to the Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Nevada Gold Holdings, Inc.
(An Exploration Stage Company)
Walnut Creek, California

We have audited the accompanying consolidated balance sheets of Nevada Gold Holdings, Inc. (the “Company”) (an exploration stage company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2010 and 2009 and for the period from Inception (October 2, 2008) through December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nevada Gold Holdings, Inc. as of December 31, 2010 and 2009 and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2010 and 2009, and for the period from Inception (October 2, 2008) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
April 15, 2011

NEVADA GOLD HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Balance Sheets

ASSETS
	December 31, 2010	December 31, 2009

CURRENT ASSETS
Cash	$2,995,727	$158,398
Receivables	8,062	-
Total Current Assets	3,003,789	158,398
OTHER ASSETS
Mining claims and reclamation bonds	52,600	15,444
Total Other Assets	52,600	15,444
TOTAL ASSETS	$3,056,389	$173,842

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$20,489	$70,480
Note payable	-	100,000
Total Current Liabilities	20,489	170,480
TOTAL LIABILITIES	20,489	170,480
STOCKHOLDERS' EQUITY
Preferred stock:$0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock:$0.001 par value, 300,000,000 shares authorized; 43,844,054 and 4,842,130 shares issued and outstanding, respectively	43,844	4,842
Additional paid-in capital	5,286,323	885,734
Deficit accumulated during the exploration stage	(2,294,267)	(887,214)
Total Stockholders' Equity	3,035,900	3,362
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$3,056,389	$173,842

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA GOLD HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statements of Operations

	For the Years Ended December 31,		From Inception on October 2, 2008 Through December 31,
	2010	2009	2010

REVENUES	$-	$-	$-
COSTS AND EXPENSES
General and administrative	925,013	615,580	1,541,024
Exploration costs	158,886	205,156	384,507
Total Costs and Expenses	1,083,899	820,736	1,925,531
OTHER INCOME (EXPENSE)
Interest expense	(325,521)	(158,082)	(483,603)
Other income	2,367	-	2,367
Gain on settlement of derivative liability	-	112,500	112,500
Total Other Income (Expense)	(323,154)	(45,582)	(368,736)
LOSS BEFORE INCOME TAXES	(1,407,053)	(866,318)	(2,294,267)
INCOME TAX EXPENSE	-	-	-
NET LOSS	$(1,407,053)	$(866,318)	$(2,294,267)
BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.12)	$(0.18)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	11,578,417	4,829,684

The accompanying notes are an integral part of these consolidated financial statements

NEVADA GOLD HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statements of Stockholders' Equity

	Common Stock		Additional Paid-In	Deficit Accumulated During the Exploration	Total Stockholders'
	Shares	Amount	Capital	Stage	Equity
Balance at inception on October 2, 2008	-	$-	$-	$-	$-
Common stock issued to founders for cash on October 2, 2008	2,032,000	2,032	(2,032)	-	-
Recapitalization pursuant to reverse merger	2,626,263	2,626	(183,604)	-	(180,978)
Common stock issued for debt issuance costs on December 31, 2008	20,000	20	37,480	-	37,500
Common stock issued for cash on December 31, 2008, net of $31,540 of direct issuance costs	55,200	55	71,905	-	71,960
Net loss	-	-	-	(20,896)	(20,896)
Balance, December 31, 2008	4,733,463	4,733	(76,251)	(20,896)	(92,414)
Common stock issued for cash, net of $4,130 of direct issuance costs	222,000	222	791,028	-	791,250
Common stock issued for services rendered	20,000	20	74,980	-	75,000
Common shares cancelled	(133,333)	(133)	133	-	-
Contributed services	-	-	75,000	-	75,000
Stock-based compensation	-	-	20,844	-	20,844
Net loss	-	-	-	(866,318)	(866,318)
Balance, December 31, 2009	4,842,130	4,842	885,734	(887,214)	3,362
Common stock issued for services rendered	168,568	169	74,577	-	74,746
Common stock contributed by shareholder for services	-	-	50,000	-	50,000
Stock-based compensation to employees	-	-	131,508	-	131,508
Common shares and warrants issued for cash pursuant to private placement offering	34,500,000	34,500	3,415,500	-	3,450,000
Common shares and warrants issued upon conversion of promissory notes pursuant to private placement offering	3,133,356	3,133	310,204	-	313,337
Common shares and warrants issued for payment of debt pursuant to private placement offering	1,200,000	1,200	118,800	-	120,000
Interest expense relating to intrinsic value of converted promissory notes	-	-	300,000	-	300,000
Net loss	-	-	-	(1,407,053)	(1,407,053)
Balance, December 31, 2010	43,844,054	$43,844	$5,286,323	$(2,294,267)	$3,035,900

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA GOLD HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statements of Cash Flows

	For theYears Ended December 31,		From Inception on October 2, 2008 Through December 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,407,053)	$(866,318)	$(2,294,267)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities:
Change in derivative liability	-	(112,500)	(112,500)
Contributed services or common stock contributed for services	50,000	75,000	125,000
Common stock issued for services	194,746	95,844	290,590
Stock-based compensation	131,508	-	131,508
Interest expense related to intrinsic value of converted promissory notes	300,000	-	300,000
Changes in Operating Assets and Liabilities:
Receivables	(8,062)	-	(8,062)
Accounts payable	(36,654)	(162,874)	(137,152)
Net Cash Used in Operating Activities	(775,515)	(970,848)	(1,714,883)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mining reclamation bond	(37,156)	(15,444)	(52,600)
Change in cash held in trust	-	253,440	-
Net Cash Provided by (Used in) Investing Activities	(37,156)	237,996	(52,600)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock, net of issuance costs	3,450,000	791,250	4,313,210
Proceeds from notes payable	400,000	100,000	450,000
Principal payments on notes payable	(200,000)	-	(200,000)
Net Cash Provided by Financing Activities	3,650,000	891,250	4,763,210
NET INCREASE IN CASH	2,837,329	158,398	2,995,727
CASH AT BEGINNING OF PERIOD	158,398	-	-
CASH AT END OF PERIOD	$2,995,727	$158,398	$2,995,727
SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-	$8,082	$8,082
Income Taxes	$-	$-	$-
NON CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for promissory notes	$313,337	$-	$313,337
Cancellation of common stock	$-	$133	$133
Common stock issued for debt issuance costs	$-	$-	$37,500

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA GOLD HOLDINGS, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
December 31, 2010 and 2009

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Nevada Gold Holdings, Inc. (the “Company”) was incorporated under the laws of the State of Delaware on April 16, 2004.  Nevada Gold Enterprises, Inc., a Nevada corporation, was incorporated under the laws of the State of Nevada on October 2, 2008.  On December 31, 2008, Nevada Gold Acquisition Corp., a Nevada corporation formed on December 18, 2008, and a wholly owned subsidiary of Nevada Gold Holdings, Inc., merged with and into Nevada Gold Enterprises, Inc. Nevada Gold Enterprises, Inc. was the surviving corporation in the Merger. As a result of the Merger, Nevada Gold Enterprises, Inc., became a wholly-owned subsidiary of Nevada Gold Holdings, Inc. The Merger was treated as a reverse merger and recapitalization for financial accounting purposes. As a result of the merger, the Company recorded an aggregate stock issuance of 2,626,263 shares of common stock with a net value of $(180,978). The negative recapitalization net value recognized was the result of the Company restating the equity structure of the legal subsidiary using the exchange ratio established in the acquisition agreement to reflect the number of shares of the legal parent issued in the reverse acquisition.  Nevada Gold Enterprises, Inc. was considered the acquirer for accounting purposes, and Nevada Gold Holdings, Inc. is considered the surviving company for legal purposes. Accordingly, the accompanying financial statements present the historical financial statements of Nevada Gold Enterprises, Inc., as the historical financial statements of Nevada Gold Holdings, Inc., i.e. a reverse merger. The Company is engaged in the acquisition, exploration and development of gold mining claims in Nevada.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

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

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the year ended December 31, 2010, fully diluted earnings per share excludes the dilutive effect of 39,131,356 common stock equivalents from options and warrants, because their inclusion would be anti-dilutive.  For the year ended December 31, 2009, fully diluted earnings per share excludes the dilutive effect of 298,000 common stock equivalents from options and warrants and 83,333 common stock equivalents from convertible debt, because their inclusion would be anti-dilutive.

The following is a reconciliation of basic and diluted earnings per share for 2010 and 2009:

	Year Ended December 31,
	2010	2009
Numerator:
Net income (loss) available to common shareholders	$(1,407,053)	$(866,318)
Denominator:
Weighted average shares - basic	11,578,417	4,829,684
Net income (loss) per share – basic and diluted	$(0.12)	$(0.18)

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

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s consolidated financial statements.

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

 Net deferred tax assets consist of the following components as of December 31, 2010 and 2009:

	2010	2009
Deferred tax assets:
NOL carryover	$894,764	$346,013
Valuation allowance	(894,764)	(346,013)
Net deferred tax asset	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2010 and 2009 due to the following:

	2010	2009
Income tax benefit at statutory rate	$(548,751)	$(337,864)
Valuation allowance	548,751	337,864
	$-	$-

At December 31, 2010, the Company had net operating loss carryforwards of approximately $2.3 million that may be offset against future taxable income through 2031. No tax benefit has been reported in the December 31, 2010 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations.

NOTE 3 – NOTES PAYABLE

On December 7, 2009, the Company entered into a Bridge Loan Agreement with Theory Capital Corp., an unrelated third party entity (“Theory”), whereby Theory loaned a total of $100,000 to the Company.  The note issued to evidence such loan (the “Theory Note”) accrued interest at a rate of 10.0% per annum, and was due and payable in full on June 4, 2010.  As of October 29, 2010, the Company had not repaid the Theory Note and was in default thereunder.  The Theory Note was mandatorily convertible into common stock upon the Company’s closing of a private placement offering.   In the event such a financing arrangement was consummated, the note would convert into shares of the Company’s common stock at a conversion price equal to the price per share paid by investors in the financing. The note was converted into common stock on October 29, 2010, pursuant to the Company’s private placement offering (see Note 4 – Equity Transactions).

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

On May 24, 2010 the Company issued a $50,000 Secured Convertible Promissory Note to MLF Group, LLC, an unrelated third-party entity.  The Note accrued interest at a rate of 10.0% per annum, and was due in full on or before May 14, 2011.  The Note was mandatorily convertible upon the closing of any securities or other financing resulting in gross cash proceeds to the Company in excess of $500,000.  In the event such a financing arrangement was consummated, the note would convert into shares of the Company’s common stock at a conversion price equal to the price per share paid by investors in the financing. The note was converted into common stock on October 29, 2010, pursuant to the Company’s private placement offering (see Note 4 – Equity Transactions).

On October 1, 2010 the Company received proceeds of $25,000 from a Bridge Note to MLF Group, LLC, an unrelated third-party entity. The Bridge Note accrued interest at a rate of 10.0% per annum, and was due in full one year from the issue date.  The Bridge Notes was mandatorily convertible upon the closing of any securities or other financing resulting in gross cash proceeds to the Company in excess of $500,000.  In the event a Contingent Event is consummated, all outstanding principal and interest amounts of the Bridge Notes will automatically convert into the Company’s securities being sold in such financing at a conversion price equal to the purchase price paid by investors in such financing. The note was converted into common stock on October 29, 2010, pursuant to the Company’s private placement offering (see Note 4 – Equity Transactions).

In August 2010, the Company entered into a Secured Promissory Note Agreement with three unrelated third-party lenders whereby the Company borrowed a total of $125,000 from the lenders.  The notes accrued interest at a rate of 10.0% per annum, and were due in full exactly one year from the note date.  The Note was mandatorily convertible upon the closing of any securities or other financing resulting in gross cash proceeds to the Company in excess of $500,000.  In the event such a financing arrangement was consummated, the note would convert into shares of the Company’s common stock at a conversion price equal to the price per share paid by investors in the financing.  These notes were converted into common stock on October 29, 2010, pursuant to the Company’s private placement offering (see Note 4 – Equity Transactions).

NOTE 4 – EQUITY TRANSACTIONS

Contribution of Capital - On February 17, 2010 a shareholder of the Company transferred 66,667 shares of the Company’s common stock from his personal account to an unrelated entity as a payment for investor relations and corporate communication services for the Company. The Company valued these shares at $0.75 per share based on the quoted market price of the shares, resulting in a total value of the shares transferred of $50,000.  Accordingly, the Company recorded a contribution of capital in the amount of $50,000 during the year ended December 31, 2010.

Private Placement Offering - On October 29, 2010 the Company consummated a private placement offering (“the offering”) whereby the Company issued 38,833,356 units at $0.10 per unit for total proceeds of $3,883,337.  The proceeds consisted of $3,450,000 in cash, conversions of $313,337 in convertible notes payable, and $120,000 as credit on certain of the Company’s trade payables.  Each unit consists of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at $0.10 per share, exercisable for a period of five years from the date of closing.  The offering resulted in the Company undergoing a change in control, with Far East Golden Resources Investment Limited holding 30,000,000 of 43,694,054 (69%) post-offering common shares.  The offering warrants were valued using the Black Scholes model using the following assumptions: stock price at valuation, $0.36; strike price, $0.10; risk free rate 0.97%; 5 year average expected warrant term; and volatility of 113%. The Company attributed $2,969,195 of the offering proceeds associated with the transaction to the warrants based on the fair value of the warrants. The fair value of the warrants were accounted for as both an increase to additional paid in capital and as a decrease to additional paid in capital since the warrants were considered an incremental direct cost of raising capital.

In connection with the private placement offering transaction, the Company analyzed the contingent conversion features of the convertible notes and recorded interest expense totaling approximately $300,000 based on the intrinsic values of the convertible notes at the time of conversion and a market price of $0.36 per share.

Other Issuances - On November 18, 2010 the Company’s Board of Directors resolved to issue 150,000 shares of common stock to an independent third-party investor relations firm, as payment for services rendered during 2010. The Company valued these shares at $0.35 per share based on the quoted market price of the shares, resulting in a total value of the shares transferred of $52,500.

Stock Option Awards

On November 5, 2009, the Company’s Board of Directors granted to David Rector, in connection with his appointment as the Company’s Chief Executive Officer, President, Secretary and director, incentive stock options to purchase 66,667 shares of Common Stock at a purchase price of $2.10 per share (the closing bid price quoted on the OTCBB on the date of grant), vesting 100% on December 31, 2010, and expiring November 4, 2014.

On November 16, 2009, the Company’s Board of Directors granted to John N. Braca, in connection with his appointment as a director, non-qualified stock options to purchase 16,667 shares of Common Stock at a purchase price of $1.95 per share (the closing bid price quoted on the OTCBB on the date of grant), vesting 100% on December 31, 2010, and expiring November 15, 2014.

On December 30, 2008, the Board of Directors of the Company adopted, and its stockholders approved, the 2008 Equity Incentive Plan (the “Plan”) which initially provided for incentive award grants of up to 266,667 shares of Common Stock.   However, in connection the Company’s 1-for-15 reverse stock split effected in September 2010, with stockholder approval, the Company amended the Plan to increase the total number of shares of Common Stock that may be granted pursuant to awards thereunder from 266,667 to 3,000,000, and to add a provision for automatic annual increases based on increases in the Company’s capitalization (the “Evergreen Clause”).

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

2009
Expected volatility	193%
Expected dividends	0%
Expected term (in years)	3
Risk-free rate	2.3%

A summary of option activity under the Plan as of December 31, 2010, and changes during the year then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	83,333	$2.001	3.9	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2010	83,333	$2.001	3.9	-
Exercisable at December 31, 2010	83,333	$2.001	3.9	-

The weighted-average grant-date fair value of options granted during the years ended December 31, 2010 and 2009, was $0 and $1.8, respectively.

A summary of the status of the Company’s nonvested shares as of December 31, 2010, and changes during the year ended December 31, 2010, is presented below:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2010	83,333	$1.80
Granted	-	-
Vested	(83,333)	1.80
Forfeited	-	-
Nonvested at December 31, 2009	-	$-

Warrants

A summary of warrant activity as of December 31, 2010, and changes during the year then ended is presented below:

Warrants	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	214,667	$7.5	3.6	$-
Granted	38,833,356	$0.10	4.8	$9,708,339
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2010	39,048,023	$0.14	4.8	-
Exercisable at December 31, 2010	39,048,023	$0.14	4.8	-

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

The following table presents for each hierarchy level our assets and liabilities, including both current and non-current portions, measured at fair value on a recurring basis, as of December 31, 2010 (no assets are measured at fair value on a recurring basis at December 31, 2010):

	Level 1	Level 2	Level 3	Total

Assets — Current:	$—	$—	$—	$—

Liabilities — Current:	$—	$—	$—	$—

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

	December 31, 2009		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Short-Term Debt
Convertible Debt	100,000	100,000	—	—
Long-Term Debt	$100,000	$100,000	$—	$—

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

As of the date of this report, except as described below, there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject, nor are there any such proceedings known to be contemplated by governmental authorities.

Viewpoint Securities LLC (“Viewpoint”) filed a complaint on January 6, 2011, against NGHI, its directors and affiliates (including Far East Golden Resources Investment Ltd. and Hybrid Kinetic Group Ltd.) in San Diego County Superior Court, alleging breach of contract, interference with contract, and interference with prospective business relations.  The complaint is based on a claim that Viewpoint was not paid a commission/finder’s fee under a Placement Agent Agreement with the Company. Viewpoint demands a commission of $302,000 and warrants to purchase approximately 3,002,000 shares of common stock with an exercise price of $0.10 per share, related to the October 29, 2010, private placement offering of units of the Company’s securities.

The Placement Agent Agreement requires the Company to (i) pay Viewpoint a cash fee equal to 10% of the gross proceeds raised and actually received by the Company in a convertible note offering from investors first introduced by Viewpoint to the Company during the term of the Agreement; and (ii) issue Viewpoint warrants to purchase shares of common stock (the “Warrants”) equal to 10% of the number of shares of common stock  into which convertible notes purchased in an offering by investors first introduced by Viewpoint to the Company during the term of the Agreement are initially convertible, with an exercise price of $0.10 per share of and a maturity five years after the final closing date of the offering.

The Company has denied that Viewpoint is entitled to any commission or compensation under the Placement Agent Agreement or otherwise.  In March 2011, the Company obtained a stay of Viewpoint’s Superior Court lawsuit, and the matter was transferred to arbitration with the American Arbitration Association per the terms of the Placement Agent Agreement.  An arbitration demand or petition has not yet been filed.  The parties are scheduling a mediation to discuss potential settlement and expect to conduct the initial mediation session by the end of May 2011.

While there can be no assurance as to the ultimate outcome of this claim, based on information currently available, the Company believes the amount, or range, of reasonably possible losses (if any) in connection with this matter could be material to the Company’s consolidated financial condition, consolidated operating results or cash flows as of or for any particular period.

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

Due Date of Advance Minimum Royalty Payment	Amount of Advance Minimum Royalty Payment
January 15, 2008 (paid)	$10,000
January 15, 2009 (paid)	$15,000
January 15, 2010 (paid)	$30,000
January 15, 2011(paid)	$45,000
January 15, 2012 and annually thereafter during the term of the lease	The greater of $60,000 or the dollar equivalent of 90 ounces of gold

In the event that the Company produces gold or other minerals from the leased Tempo claims, the Company’s lease payments will be the greater of (i) the advance minimum royalty payments according to the table above, or (ii) a production royalty equal to 4% of the gross sales price of any gold, silver, platinum or palladium that we recover plus 2% of the gross sales price of any other minerals that the Company recovers. The Company’s lease expressly states that we have no rights to any oil, gas, hydrocarbons and geothermal resources that may be found on the property. Under certain conditions, the lessor may elect to take its production royalty in cash rather than in kind. In the event that the Company produces gold or other minerals from Tempo and pay the lessor a production royalty, then, within any one calendar year, the Company may use 100% of that year’s advance royalty payment as a credit against the Company’s royalties payable for that year. If the Company’s royalty payments payable for that year are greater than the Company’s advance royalty payment paid for that year, then the Company can credit all advance minimum royalty payments made in previous years against 50% of the production royalty payable for that year.

In the event that the Company pays the lessor a production royalty, the Company has the option to repurchase up to two points of the royalty payable on gold, silver, platinum or palladium, which would have the effect of thereafter permanently reducing the lessor’s production royalty on gold, silver, platinum or palladium from 4% to 2% of the Company’s gross sales price for those minerals. The purchase price for each royalty “point” shall be according to the following schedule:

Royalty Point Purchased	Price
First 1%	$1,500,000
Second 1%	$3,000,000

The Company cannot purchase the remaining 2% production royalty on gold, silver, platinum or palladium or the 2% production royalty applicable to all other minerals.

The Company’s  lease required us to perform $50,000 worth of physical work on the property for 2009. Starting in 2010 and thereafter, the Company must perform a minimum of $50,000 worth of work annually on the property, of which at least $25,000 is physical work.  Work performed in any year in excess of these amounts is carried forward to offset the obligation in future years.  The Company met its commitment for 2010.

The Company is required to make annual claim maintenance payments to the Bureau of Land Management and to the counties in which its property is located. If the Company fails to make these payments, it will lose its rights to the property. As of the date of this Report, the annual maintenance payments are approximately $155 per claim, consisting of payments to the Bureau of Land Management and to the counties in which the Company’s properties are located. The Company’s property consists of an aggregate of 206 lode claims. The aggregate annual claim maintenance costs are currently approximately $32,000.

NOTE 7 – RELATED PARTY TRANSACTIONS

Office services and office space are provided without charge by the primary shareholder of the Company. Such costs are immaterial to the consolidated financial statements and, accordingly, have not been reflected therein.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and aside from the event described in the following paragraph, there are no material subsequent events to report.

On January 26, 2011, the Company made a loan of $200,000 to Hybrid Kinetic Motors Corporation; on February 24, 2011, the Company made a loan of $400,000 American Compass Inc.; and on March 24, 2011, the Company made a loan of $400,000 to American Compass Inc.  Each of these loans is unsecured, bears interest at 3% per annum, payable at maturity, and matures on December 31, 2011.  Each of the borrowers is a wholly owned subsidiary of Hybrid Kinetic Group Ltd., which is also the parent of our controlling stockholder, Far East Golden Resources.  Hybrid Kinetic Group Ltd. has guaranteed each of the loans.