Form 10-Q
period 2011-03-31
Nevada Gold Holdings, Inc.
filed 2011-05-26
CIK 1369203

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011.

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to ________

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
Yes ☐ No ☒

As of May 23, 2011, there were 43,844,054 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, our inability to obtain adequate financing, insufficient cash flows and resulting illiquidity, our inability to expand our business, government regulations, lack of diversification, volatility in the price of gold, increased competition, results of arbitration and litigation, stock volatility and illiquidity, and our failure to implement our business plans or strategies. A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this Report appears in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as amended (the “2010 Form 10-K”) in the section captioned “Risk Factors” and elsewhere in the 2010 Form 10-K and this Report.

Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them and to the risk factors. We disclaim any obligation to update the forward-looking statements contained in this Report to reflect any new information or future events or circumstances or otherwise.

You should read this Report in conjunction with the discussion under the caption “Risk Factors” in the 2010 Form 10-K, the audited consolidated financial statements and notes thereto in the 2010 Form 10-K, the unaudited consolidated financial statements and notes thereto in this Report, and other documents which we may file from time to time with the SEC.

 PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

NEVADA GOLD HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Balance Sheets
(Unaudited)
	March 31,	December 31,
	2011	2010

ASSETS
CURRENT ASSETS
Cash	$1,808,384	$2,995,727
Notes receivable - related parties	1,000,000	-
Accrued interest receivable - related parties	2,433	-
Other current assets	8,062	8,062
Total Current Assets	2,818,879	3,003,789
OTHER ASSETS
Mining reclamation bonds	52,600	52,600
Total Other Assets	52,600	52,600
TOTAL ASSETS	$2,871,479	$3,056,389

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$64,174	$20,489
Total Current Liabilities	64,174	20,489
TOTAL LIABILITIES	64,174	20,489
STOCKHOLDERS' EQUITY
Preferred stock:$0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock:$0.001 par value, 300,000,000 shares authorized; 43,844,054 shares issued and outstanding	43,844	43,844
Additional paid-in capital	5,286,323	5,286,323
Deficit accumulated during the exploration stage	(2,522,862)	(2,294,267)
Total Stockholders' Equity	2,807,305	3,035,900
ToTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,871,479	$3,056,389

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA GOLD HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,		From Inception on October 2, 2008 Through March 31,
	2011	2010	2011

REVENUES	$-	$-	$-
OPERATING EXPENSES
General and administrative	218,167	179,616	1,759,191
Exploration costs	16,290	60,560	400,797
Total Operating Expenses	234,457	240,176	2,159,988
OTHER INCOME (EXPENSES)
Interest expense	-	(14,727)	(483,603)
Interest income	5,862	-	5,862
Other income	-	-	2,367
Gain on settlement of derivative liability	-	-	112,500
Total Other Income (Expenses)	5,862	(14,727)	(362,874)
LOSS BEFORE INCOME TAXES	(228,595)	(254,903)	(2,522,862)
INCOME TAX EXPENSE	-	-	-
NET LOSS	$(228,595)	$(254,903)	$(2,522,862)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.05)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING, BASIC AND DILUTED	43,844,054	4,842,130

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA GOLD HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statements of Stockholders' Equity
(Unaudited)

	Common Stock		Additional Paid-In	Deficit Accumulated During the Exploration	Total Stockholders'
	Shares	Amount	Capital	Stage	Equity

Balance at inception on October 2, 2008	-	$-	$-	$-	$-
Common stock issued to founders for cash on October 2, 2008	2,032,000	2,032	(2,032)	-	-
Recapitalization pursuant to reverse merger	2,626,263	2,626	(183,604)	-	(180,978)

Common stock issued for debt issuance costs on December 31, 2008	20,000	20	37,480	-	37,500
Common stock issued for cash on December 31, 2008, net of $31,540 of issuance costs	55,200	55	71,905	-	71,960
Net loss for the period from inception on October 2, 2008 through December 31, 2008	-	-	-	(20,896)	(20,896)
Balance, December 31, 2008	4,733,463	4,733	(76,251)	(20,896)	(92,414)
Common stock issued for cash, net of $4,130 of direct issuance costs	222,000	222	791,028	-	791,250

Common stock issued for services rendered	20,000	20	74,980	-	75,000

Common shares cancelled	(133,333)	(133)	133	-	-

Contributed services	-	-	75,000	-	75,000

Stock-based compensation	-	-	20,844	-	20,844
Net loss for the year ended December 31, 2009	-	-	-	(866,318)	(866,318)
Balance, December 31, 2009	4,842,130	4,842	885,734	(887,214)	3,362
Common shares issued for exploration services rendered	168,568	169	74,577	-	74,746
Capital contributed by shareholders for services	-	-	50,000	-	50,000
Stock-based compensation to employees	-	-	131,508	-	131,508

Common shares and warrants issued for cash pursuant to private placement offering	34,500,000	34,500	3,415,500	-	3,450,000

Common shares and warrants issued upon conversion of promissory notes pursuant to private placement offering	3,133,356	3,133	310,204	-	313,337

Balance forward	42,644,054	$42,644	$4,867,523	$(887,214)	$4,022,953

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA GOLD HOLDINGS, INC.
(An Exploration Stage Company)
Consolidated Statements of Stockholders' Equity
(Unaudited)
(Continued)

	Common Stock		Additional Paid-In	Deficit Accumulated During the Exploration	Total Stockholders'
	Shares	Amount	Capital	Stage	Equity
Balance forward	42,644,054	$42,644	$4,867,523	$(887,214)	$4,022,953
Common shares and warrants issued for payment of debt pursuant to private placement offering	1,200,000	1,200	118,800	-	120,000
Interest expense relating to intrinsic value of converted promissory notes	-	-	300,000	-	300,000

Net loss for the year ended December 31, 2010	-	-	-	(1,407,053)	(1,407,053)
Balance, December 31, 2010	43,844,054	43,844	5,286,323	(2,294,267)	3,035,900
Net loss for the three months ended March 31, 2011	-	-	-	(228,595)	(228,595)
Balance, March 31, 2011	43,844,054	$43,844	$5,286,323	$(2,522,862)	$2,807,305

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA GOLD HOLDINGS, INC.
(An Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,		From Inception on October 2, 2008 Through March 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(228,595)	$(254,903)	$(2,522,862)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Common stock issued for services	-	22,246	290,590
Stock based compensation	-	32,877	131,508
Contributed services	-	50,000	125,000
Change in derivative liability	-	-	(112,500)
Interest expense related to intrinsic value of converted promissory notes	-	-	300,000
Changes in Operating Assets and Liabilities:
Accrued interest receivable	(2,433)	-	(2,433)
Other current assets	-	-	(8,062)
Accounts payable and accrued interest payable	18,098	46,286	(119,054)

Net Cash Used in Operating Activities	(212,930)	(103,494)	(1,917,813)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of mining reclamation bond	-	-	(52,600)
Notes receivable - related parties	(1,000,000)	-	(1,000,000)

Net Cash Used in Investing Activities	(1,000,000)	-	(1,052,600)
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of common stock, net of issuance costs	-	-	4,313,210
Proceeds from notes payable	-	-	450,000
Principal payments on notes payable	-	200,000	(200,000)
Bank Overdraft	25,587	-	25,587
			-
Net Cash Provided by Financing Activities	25,587	200,000	4,588,797

NET INCREASE IN CASH	(1,187,343)	96,506	1,618,384
CASH AT BEGINNING OF PERIOD	2,995,727	158,398	-
CASH AT END OF PERIOD	$1,808,384	$254,904	$1,618,384

SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION
CASH PAID FOR:
Interest	$-		$8,082
Income Taxes	$-		$-

The accompanying notes are an integral part of these consolidated financial statements.

NEVADA GOLD HOLDINGS, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2011

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

The accompanying consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments necessary to present fairly the consolidated financial position, consolidated results of operations, and consolidated cash flows at March 31, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2010 audited financial statements.  The results of operations for the three-month period ended March 31, 2011 is not necessarily indicative of the operating results for the full year.

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

Recent Accounting Pronouncements

The Company has evaluated recent accounting pronouncements and their adoption has not had or is not expected to have a material impact on the Company’s financial position, or statements.

Basic and Diluted Net Income (Loss) Per Share.

Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the three months ended March 31, 2011, fully diluted earnings per share excludes the dilutive effect of 39,131,356 common stock equivalents from options and warrants, because their inclusion would be anti-dilutive.

NOTE 2 – SIGNIFICANT TRANSACTIONS

Notes Receivable – Related Parties - On January 26, 2011, the Company made a loan of $200,000 to Hybrid Kinetic Motors Corporation, a related party; on February 24, 2011, the Company made a loan of $400,000 to American Compass Inc., a related party; and on March 24, 2011, the Company made an additional loan of $400,000 to American Compass Inc.  Each of these loans is unsecured, bears interest at 3% per annum, payable in full at maturity, and matures on December 31, 2011.  Each of the borrowers is a wholly-owned subsidiary of Hybrid Kinetic Group Ltd., which is also the parent of the Company’s controlling stockholder, Far East Golden Resources.  Hybrid Kinetic Group Ltd. has guaranteed each of the loans.

NEVADA GOLD HOLDINGS, INC.
(An Exploration Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2011

NOTE 3 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 Company management reviewed all material events through the date these financial statements were issued, there are no material subsequent events to report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three Months Ended March 31, 2011, compared to Three Months Ended March 31, 2010

Revenues and Other Income

During the three month period ended March 31, 2011, the Company remained in the exploration stage and we did not realize any revenues from operations. Similarly, we have not realize any revenues from operations during the period from inception through March 31, 2011.

Expenses

Operating expenses totaled $234,457 in the three-month period ended March 31, 2011, a decrease of $5,719 from the $240,176 of operating expenses incurred during the three-month period ended March 31, 2010. For 2011, these expenses were primarily general and administrative expenses of $218,167, coupled with exploration costs of $16,290.  The 2011 general and administrative increased $38,551, or 21% from the corresponding period in 2010  This increase was primarily attributable to increases in legal and accounting fees incurred as a result of the Company’s private placement offering.  2010 exploration costs decreased $44,270, or 73% from the 2010 period.  The Company also recognized interest income of $5,862 during the period ended March 31, 2011, relating to notes receivable from related parties.

Net Losses

As a result of the foregoing, the Company incurred a net loss of $228,595, or ($0.01) per share, for the three months ended March 31, 2011, compared to a net loss of $254,903, or ($0.05) per share, for the corresponding period ended March 31, 2010. Our decreased net loss in the current period is due primarily to the decrease of exploration costs and interest expense incurred during the period.

2010 PPO

On October 29, 2010, November 16, 2010, and November 19, 2010 we held closings of the 2010 PPO for a total of 38,833,356 units of our securities, at an offering price of $0.10 per unit, each unit consisting of one share of Common Stock and a warrant to purchase one share of Common Stock for a period of five years, at an exercise price of $0.10 per share. Of the $3,883,337 gross proceeds, $3,450,000 consisted of cash consideration, $313,337 came from the automatic conversion of principal and interest on the convertible notes, and $120,000 represented the discharge of certain accounts payable. We plan to apply the net proceeds of the 2010 PPO to explore for gold at our property in northern Nevada and to determine if it contains gold deposits that can be mined at a profit, as well as possibly to acquire future exploration prospects, and for general working capital purposes. (Our property is not known to contain gold which can be mined at a profit, and there can be no assurance that a commercially exploitable gold deposit will be found on our property. We have not identified any other specific prospects at this time.)

We agreed, pursuant to a Registration Rights Agreement, to use our commercially reasonable efforts to file a registration statement under the Securities Act, covering the shares of Common Stock included in the Units and the shares of Common Stock issuable upon exercise of the warrants included in the Units, within 75 days after the final closing of the Offering and to have such registration statement declared effective within 180 days of such final closing date. We would be required to keep the registration statement effective until the earlier of one year from the date the registration statement is declared effective or until all of the registrable securities may be sold under Rule 144 during any 90 day period. The investors in the 2010 PPO have waived the requirement for us to file this registration statement until further notice.

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

Liquidity and Capital Resources

March 31, 2011, we have $1,808,384 of cash on hand. We estimate our general and administrative, and exploration direct costs will require approximately $1,800,000 for the remainder of the 2011 calendar year exclusive of any new property acquisition costs and required work agreements on any such property.

The Company is positioned to resume drilling operations as soon as conditions permit which may be as early as May but possibly not until June. We have 13 targeted drill sites for the season representing our maximum granted prepared site areas (five acres) per Bureau of Land Management (“BLM”) regulations. All drilling activities have been contracted to Envirotech for the 2011 period. All sites are prepared and ready to be drilled. We estimate completing the 13 holes no later than August. All drilling results will be sampled and analyzed as we progress through the season. At the completion of the 13 targeted holes we will commence reclamation operations for the drilled sites so we may eventually apply to the BLM for additional site preparation once they certify our current sites have been fully reclaimed. This will end the drilling season at Tempo for the 2011 period.

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

Item 4. Controls and Procedures.

Under the supervision and with the participation of our sole officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2011 (the “Evaluation Date”).  Based on this evaluation, our sole officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective to ensure that the information relating to us, including our consolidated subsidiaries, required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our sole officer, as appropriate to allow timely decisions regarding required disclosure.
We are a small organization with limited personnel. We were unable to implement an effective system of disclosure controls and procedures as of the Evaluation Date. We expect to develop a system of disclosure controls and procedures in 2011as we expand our business and develop our mining claims.

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

Item 1A. Risk Factors.

There have been no material changes from Risk Factors as previously disclosed in our 2010 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Other than as previously reported in our Current Reports on Form 8-K, we have not sold any of our equity securities during the period covered by this Report.

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

NEVADA GOLD HOLDINGS, INC.

Dated: May 26, 2011	By:	/s/ Jimmy Wang
Jimmy Wang
Controller
(Principal Financial Officer)

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