Form 10-Q
period 2011-06-30
Nevada Gold Holdings, Inc.
filed 2011-08-22
CIK 1369203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

   X  .  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011.

or

       .  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

626-683-7330

(Registrant’s telephone number, including area code)

_______________________________________________________________________

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

Yes   X  . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes      . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      . No   X  .

As of August 22, 2011, there were 43,844,054 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

{00123569.2 / 0919-001}

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

 PART I—FINANCIAL INFORMATION

Item 1.

Financial Statements.

NEVADA GOLD HOLDINGS, INC
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET

	June 30, 2011	December 31, 2010
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$441,728	$2,995,727
Prepaid expense	35,000	-
Notes receivable - related party	1,828,553	-
Accrued interest receivable - related party	12,933	-
Other current assets	-	8,062
Total current assets	2,318,214	3,003,789

Mining reclamation bond	-	52,600

Total assets	$2,318,214	$3,056,389

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accounts payable	$17,237	$20,489
Other payables	14,171	-
Total current liabilities	31,408	20,489

Total liabilities	31,408	20,489

Stockholders' (deficit) equity
Preferred stock, $.001 par value; 10,000,000 shares authorized, 0 share issued and outstanding as of June 31, 2011 and December 31, 2010	-	-
Common stock, $.001 par value; 300,000,000 shares authorized, 43,844,054 shares issued and outstanding as of June 30, 2011 and December 31, 2010	43,844	43,844
Additional paid-in capital	5,286,323	5,286,323
Accumulated deficit	(3,043,361)	(2,294,267)
Total stockholders' (deficit) equity	2,286,806	3,035,900

Total liabilities and stockholders' (deficit) equity	$2,318,214	$3,056,389

See accompanying notes to condensed consolidated financial statements

NEVADA GOLD HOLDINGS, INC
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,		From Inception on October 2, 2008 Through June 30, 2011
	2011	2010	2011	2010

Revenues	$-	$-	$-	$-	$-

Operating Expenses
Research and development	48,710	-	65,000	60,560	449,507
General and administrative	490,351	156,471	708,518	336,085	2,249,542
Total operating expenses	539,061	156,471	773,518	396,645	2,699,049

Loss from operations	(539,061)	(156,471)	(773,518)	(396,645)	(2,699,049)

Interest income (expense)
Interest income	10,500	8,477	16,362	-	16,362
Other income	8,062	-	8,062	-	10,429
Gain on settlement of derivative liability	-	-	-	-	112,500
Interest expense	-	-	-	(6,250)	(483,603)
Total interest income (expense)	18,562	8,477	24,424	(6,250)	(344,312)

Loss before income taxes	(520,499)	(147,994)	(749,094)	(402,895)	(3,043,361)

Provision for income taxes	-	-	-	-	-

Net loss	$(520,499)	$(147,994)	$(749,094)	$(402,895)	$(3,043,361)

Net loss per share of common stock:
Basic	$(0.01)	$(0.00)	$(0.02)	$(0.01)

Weighted average number of shares outstanding	43,844,054	72,910,476	43,844,054	72,828,917

See accompanying notes to condensed consolidated financial statements

NEVADA GOLD HOLDINGS, INC
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
UNAUDITED

	Six Months Ended June 30,		From Inception on October 2, 2008 Through June 30, 2011
	2011	2010
Cash flows from operating activities
Net Income	$(749,094)	$(402,895)	$(3,043,361)
Adjustments to reconcile net income to net cash used by operating activities:
Stock based compensation	-	65,754	131,508
Common stock issued for services	-	22,246	290,590
Contributed services or common stock contributed for services	-	50,000	125,000
Gain on change in derivative liability	-	-	(112,500)
Interest expense related to intrinsic value of converted promissory notes	-	-	300,000
Changes in operating assets and liabilities:
Prepaid expenses	(35,000)	(3,000)	(35,000)
Notes receivables	(1,828,553)	-	(1,836,615)
Accrued interest receivable - related party	(12,933)	-	(12,933)
Other assets	8,062	-	8,062
Accounts payable and accrued interest payable	10,919	93,531	63,767
Net cash used by operating activities	(2,606,599)	(174,364)	(4,121,482)

Cash flows from investing activities
Purchase of mining reclamation bond	52,600	-	-
Change in cash held in trust	-	-	-
Net cash provided (used) by investing activities	52,600	-	-

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	-	-	4,313,210
Proceeds from notes payable	-	250,000	450,000
Payments on notes payable	-	(200,000)	(200,000)
Issuance of common stock	-	-	-
Net cash provided by financing activities	-	50,000	4,563,210

Net change in cash and cash equivalent	(2,553,999)	(124,364)	441,728

Cash and cash equivalent at the beginning of year	2,995,727	158,398	-

Cash and cash equivalent at the end of year	$441,728	$34,034	$441,728

Supplemental disclosures of cash flow Information:
Cash Paid for Interest	$-	$-	$8,082

See accompanying notes to condensed consolidated financial statements

NEVADA GOLD HOLDINGS, INC.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

June 30, 2011

NOTE 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows at June 30, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2010 audited consolidated financial statements.  The results of operations for the periods ended June 30, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

NOTE 2 – NOTES RECEIVABLE

On January 26, 2011, the Company made a loan of $200,000 to Hybrid Kinetic Motors Corporation, a related party; on February 24, 2011, the Company made a loan of $400,000 to American Compass Inc., a related party; and on March 24, 2011, the Company made an additional loan of $400,000 to American Compass Inc.  On various dates from April to June, the Company has made additional loans with American Compass Inc. in the amount of $800,000, bring the total notes receivable from this party to $1,600,000. There is also a combination of notes receivable from related-parties in the amount of $28,553 made through out the quarter ended June 30, 2011. Each of these loans is unsecured, bears interest at 3% per annum, payable in full at maturity, and matures on December 31, 2011.  Each of the borrowers is a wholly-owned subsidiary of Hybrid Kinetic Group Ltd., which is also the parent of the Company’s controlling stockholder, Far East Golden Resources.  Hybrid Kinetic Group Ltd. has guaranteed each of the loans.

As of June 30, 2011, the Company has accrued interest receivable from the above parties in the amount of $12,933.

NOTE 3 – SHAREHOLDERS’ EQUITY

Pursuant to a written consent dated July 7, 2011, the majority shareholder of the Company has authorized and approved a one-for-fifty (1:50) reverse stock split of its common stock, $0.001 par value per share. The reverse stock split will not be effective until a Certificate of Amendment to the Company’s Certificate of Incorporation is filed with the Secretary of State of the State of Delaware.

There is no change in equity for the six months ended June 30, 2011.

NOTE 4 – SIGNIFICANT TRANSACTIONS

The Company has had no significant transactions for the period ended June 30, 2011.

NOTE 5 – SUBSEQUENT EVENTS

On July 1, 2011, the Company’s Board of Directors adopted a new business strategy to engage in business activities beyond mining and, in connection with the Company’s new strategy, the Board of Directors adopted resolutions authorizing a change in the Company’s name from Nevada Gold Holdings, Inc. to Global “Hybrid Technologies, Inc.”  On July 7, 2011, Far East Golden Resources Investment Limited, the holder of a majority of the Company’s outstanding shares of common stock, authorized and approved such name change by written consent.

On July 1, 2011, the Company’s Board of Directors authorized, and on July 7, 2011, the Company’s majority shareholder approved an amendment to the Company’s Certificate of Incorporation to effect a one-for-fifty (1:50) reverse stock split of the common stock, $0.001 par value per share, pursuant to which each fifty (50) issued and outstanding shares of Common Stock as of the time such amendment becomes effective (the ‘‘Split Effective Time’’), shall be combined and converted (the “Reverse Split”) automatically, without further action, into one (1) fully paid and non-assessable share of Common Stock.

The name change and the Reverse Split will not be effective until a Certificate of Amendment is filed with the Secretary of State of the State of Delaware with respect thereto.

Management has reviewed material events subsequent to the six months ended June 30, 2011 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”. No additional disclosures are required.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three Months Ended June 30, 2011, compared to Three Months Ended June 30, 2010

Revenues and Other Income

During the three month period ended June 30, 2011, the Company remained in the exploration stage and we did not realize any revenues from operations. Similarly, we have not realized any revenues from operations during the period from inception through June 30, 2011.

Expenses

Operating expenses totaled $593,061 in the three-month period ended June 30, 201. For 2011, these expenses were primarily general and administrative expenses of $490,351, coupled with research and development costs of $48,710.

Net Losses

As a result of the foregoing, the Company incurred a net loss of $520.499, or ($0.01) per share, for the three months ended June 30, 2011, compared to a net loss of $147,994, or ($0.00) per share, for the corresponding period ended June 30, 2010.

Six Months Ended June 30, 2011, compared to Six Months Ended June 30, 2010

Revenues and Other Income

During the six month period ended June 30, 2011, the Company remained in the exploration stage and we did not realize any revenues from operations. Similarly, we have not realized any revenues from operations during the period from inception through June 30, 2011.

Expenses

Operating expenses totaled $773,518 in the six-month period ended June 30, 201. For 2011, these expenses were primarily general and administrative expenses of $708,518, coupled with research and development costs of $65,000.

Net Losses

As a result of the foregoing, the Company incurred a net loss of $794,094, or ($0.02) per share, for the six months ended June 30, 2011, compared to a net loss of $402,985, or ($0.01) per share, for the corresponding period ended June 30, 2010.

Liquidity and Capital Resources

June 30, 2011, we have $441,728 of cash on hand.

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

Item 4.

Controls and Procedures.

Under the supervision and with the participation of our principal financial and executive officers, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2011 (the “Evaluation Date”).  Based on this evaluation, such officers concluded as of the Evaluation Date that our disclosure controls and procedures were not effective to ensure that the information relating to us, including our consolidated subsidiaries, required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal financial and executive officers, as appropriate to allow timely decisions regarding required disclosure.

We are a small organization with limited personnel. We were unable to implement an effective system of disclosure controls and procedures as of the Evaluation Date. We expect to develop a system of disclosure controls and procedures in 2011as we expand our business and develop our mining claims.

With the participation of our principal financial and executive officers, we evaluated any change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  There has been no such change in our internal control over financial reporting identified in connection with that evaluation.

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

Exhibit

Number    Description

3.1

Bylaws of the Registrant, as amended on July 26, 2011 (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed with the SEC on August 3, 2011)

31.1*

Certification of principal executive officer pursuant to Rule 13a-14(a) and 15d-14(a)

31.2*

Certification of principal financial officer pursuant to Rule 13a-14(a) and 15d-14(a)

32.1*

Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002 (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)

32.2*

Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002 (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)

*      Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEVADA GOLD HOLDINGS, INC.

Dated: August 22, 2011

By:

/s/ Vincent Wang

Vincent Wang

Controller

(Principal Financial Officer)

EXHIBIT INDEX

Exhibit

Number

Description

31.1*

Certification of principal executive officer pursuant to Rule 13a-14(a) and 15d-14(a)

31.2*

Certification of principal financial officer pursuant to Rule 13a-14(a) and 15d-14(a)

32.1*

Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002 (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)

32.2*

Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of the Sarbanes-Oxley Act of 2002 (This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.)