Form 10-Q/A
period 2011-06-30
Nevada Gold Holdings, Inc.
filed 2011-08-24
CIK 1369203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1.

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

EXPLANATORY NOTE

This Amendment No. l on Form 10-Q/A to the Quarterly Report on Form 10-Q originally filed with the Securities and Exchange Commission on August 22, 2011, by Nevada Gold Holdings, Inc. (the ‘‘Form 10-Q’’) amends and restates the Form 10-Q:  (i) to correct the name of the company’s principal financial officer; and (ii) to include updated certifications by the company’s principal executive officer and principal financial officer as required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  Except for the Signature page and the Exhibits, the Form 10-Q remains unchanged.

NEVADA GOLD HOLDINGS, INC.

Form 10-Q/A

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

Dated: August 24, 2011

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