Form 10-Q
period 2011-09-30
Nevada Gold Holdings, Inc.
filed 2011-11-21
CIK 1369203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

   X  .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011.

or

       .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

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

____________________________________________________________________________
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

Yes      . No   X  .

As of November 18, 2011, there were 43,844,054 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

NEVADA GOLD HOLDINGS, INC.

Form 10-Q

TABLE OF CONTENTS

Page

AVAILABLE INFORMATION

3

FORWARD-LOOKING STATEMENTS

4

PART I—FINANCIAL INFORMATION

5

Item 1.

Financial Statements.

5

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

9

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

10

Item 4.

Controls and Procedures.

10

PART II—OTHER INFORMATION

11

Item 1.

Legal Proceedings.

11

Item 1A.

Risk Factors.

11

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

11

Item 3.

Defaults upon Senior Securities.

11

Item 4.

(Removed and Reserved).

11

Item 5.

Other Information.

11

Item 6.

Exhibits.

11

SIGNATURE

12

AVAILABLE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the United States Securities and Exchange Commission (“SEC”). You may read and copy any document we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC20549, U.S.A. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330 (or 1-202-551-8090). The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Our electronic SEC filings are available to the public at http://www.sec.gov.

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

New York, New York10022-5718

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

PART I—FINANCIAL INFORMATION

Item 1.

Financial Statements.

NEVADA GOLD HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$23,007	$2,995,727
Prepaid expense	35,000	-
Notes receivable - related party	1,728,553	-
Accrued interest receivable - related party	12,933	-
Other current assets	-	8,062
Total current assets	1,799,493	3,003,789

Mining reclamation bond	-	52,600

Total assets	$1,799,493	$3,056,389

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accounts payable	$17,238	$20,489
Other payables	14,719	-
Accrued expenses and other liabilities	73,134	-
Total current liabilities	105,091	20,489

Total liabilities	105,091	20,489

Stockholders' (deficit) equity
Preferred stock, $.001 par value; 10,000,000 shares authorized, 0 share issued and outstanding as of September 30, 2011 and December 31, 2010	-	-
Common stock, $.001 par value; 300,000,000 shares authorized, 43,844,054 shares issued and outstanding as of September 30, 2011 and December 31, 2010	43,844	43,844
Additional paid-in capital	5,286,323	5,286,323
Accumulated deficit	(3,635,765)	(2,294,267)
Total stockholders' (deficit) equity	1,694,402	3,035,900

Total liabilities and stockholders' (deficit) equity	$1,799,493	$3,056,389

See accompanying notes to condensed consolidated financial statements

NEVADA GOLD HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,		From Inception on October 2, 2008 Through September 30, 2011
	2011	2010	2011	2010

Revenues	$-	$-	$-	$-	$-

Operating Expenses
Research and development	-	-	65,000	60,560	449,507
General and administrative	592,605	245,239	1,301,123	581,324	2,842,147
Total operating expenses	592,605	245,239	1,366,123	641,884	3,291,654

Loss from operations	(592,605)	(245,239)	(1,366,123)	(641,884)	(3,291,654)

Interest income (expense)
Interest income	201	-	16,563	-	16,563
Other income	-	-	8,062	-	10,429
Gain on settlement of derivative liability	-	-	-	-	112,500
Interest expense	-	(5,463)	-	(11,713)	(483,603)
Total interest income (expense)	201	(5,463)	24,625	(11,713)	(344,111)

Loss before income taxes	(592,404)	(250,702)	(1,341,498)	(653,597)	(3,635,765)

Provision for income taxes	-	-	-	-	-

Net loss	$(592,404)	$(250,702)	$(1,341,498)	$(653,597)	$(3,635,765)

Net loss per share of common stock:
Basic	$(0.01)	$(0.05)	$(0.03)	$(0.13)

Weighted average number of shares outstanding	43,844,054	4,860,698	43,844,054	4,857,093

See accompanying notes to condensed consolidated financial statements

NEVADA GOLD HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
UNAUDITED
	Nine Months Ended September 30,		From Inception on October 2, 2008 Through September 30, 2011
	2011	2010
Cash flows from operating activities
Net Income	$(1,341,498)	$(653,597)	$(3,635,765)
Adjustments to reconcile net income to net cash used by operating activities:
Stock based compensation	-	98,631	131,508
Common stock issued for services	-	22,246	290,590
Contributed services or common stock contributed for services	-	50,000	125,000
Gain on change in derivative liability	-	-	-112,500
Interest expense related to intrinsic value of converted promissory notes	-	-	300,000
Changes in operating assets and liabilities:
Prepaid expenses	(35,000)	-	(35,000)
Notes receivables	(1,728,553)	-	(1,736,615)
Accrued interest receivable - related party	(12,933)	-	(12,933)
Other assets	8,062	-	8,062
Accounts payable and accrued interest payable	11,468	186,752	64,316
Accrued expenses and other liabilities	73,134	-	73,134
Net cash used by operating activities	(3,025,320)	(295,968)	(4,540,203)

Cash flows from investing activities
Purchase of mining reclamation bond	52,600	(22,350)	-
Change in cash held in trust	-	-	-
Net cash provided (used) by investing activities	52,600	(22,350)	-

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	-	-	4,313,210
Proceeds from notes payable	-	375,000	450,000
Payments on notes payable	-	(200,000)	(200,000)
Issuance of common stock	-	-	-
Net cash provided by financing activities	-	175,000	4,563,210

Net change in cash and cash equivalent	(2,972,720)	(143,318)	23,007

Cash and cash equivalent at the beginning of year	2,995,727	158,398	-

Cash and cash equivalent at the end of year	$23,007	$15,080	$23,007

Supplemental disclosures of cash flow Information:
Cash Paid for Interest	$-	$-	$8,082

See accompanying notes to condensed consolidated financial statements

NEVADA GOLD HOLDINGS, INC.

(An Exploration Stage Company)

Notes to the Consolidated Financial Statements

September 30, 2011

NOTE 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying consolidated financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows at September 30, 2011, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2010 audited consolidated financial statements. The results of operations for the periods ended September 30, 2011 and 2010 are not necessarily indicative of the operating results for the full years.

NOTE 2 – NOTES RECEIVABLE

On January 26, 2011, the Company made a loan of $200,000 to Hybrid Kinetic Motors Corporation, a related party; on February 24, 2011, the Company made a loan of $400,000 to American Compass Inc., a related party; and on March 24, 2011, the Company made an additional loan of $400,000 to American Compass Inc.  On various dates from April to June, the Company has made additional loans with American Compass Inc. in the amount of $800,000, bring the total notes receivable from this party to $1,600,000. $100,000 was repaid in September, bringing the new total to $1,500,000. There is also a combination of notes receivable from related-parties in the amount of $28,553 made through out the nine months ended September 30, 2011. Each of these loans is unsecured, bears interest at 3% per annum, payable in full at maturity, and matures on December 31, 2011.  Each of the borrowers is a wholly-owned subsidiary of Hybrid Kinetic Group Ltd., which is also the parent of the Company’s controlling stockholder, Far East Golden Resources.  Hybrid Kinetic Group Ltd. has guaranteed each of the loans.

As of September 30, 2011, the Company has accrued interest receivable from the above parties in the amount of $12,933.

NOTE 3 – ACCRUED EXPENSES

During the quarter ended September 30, 2011, the Company has accrued expense of $1,955 to Continental Stock Transfer & Trust Company as stock transfer service fee. The Company also accrued expense of $49,179 to Gottbetter & Partners, LLP as attorney service fee regarding general corporate matters and $22,000 regarding SEC matters. As of September 30, 2011, total accrued expenses were $73,134.

NOTE 4 – SHAREHOLDERS’ EQUITY

Pursuant to a written consent dated July 7, 2011, the majority shareholder of the Company has authorized and approved a one-for-fifty (1:50) reverse stock split of its common stock, $0.001 par value per share. The reverse stock split will not be effective until a Certificate of Amendment to the Company’s Certificate of Incorporation is filed with the Secretary of State of the State of Delaware.

There is no change in equity for the nine months ended September 30, 2011.

NOTE 5 – SIGNIFICANT TRANSACTIONS AND EVENTS

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

NOTE 6 – SUBSEQUENT EVENTS

Management has reviewed material events subsequent to the nine months ended September 30, 2011 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”. No additional disclosures are required.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three Months Ended September 30, 2011, compared to Three Months Ended September 30, 2010

Revenues and Other Income

During the three month period ended September 30, 2011, the Company remained in the exploration stage and we did not realize any revenues from operations. Similarly, we have not realized any revenues from operations during the period from inception through September 30, 2011.

Expenses

Operating expenses totaled $592,605 in the three-month period ended September 30, 2011. For 2011, these expenses were primarily general and administrative expenses of $592,605.

Net Losses

As a result of the foregoing, the Company incurred a net loss of $592,404, or ($0.01) per share, for the three months ended September 30, 2011, compared to a net loss of $250,702, or ($0.05) per share, for the corresponding period ended September 30, 2010.

Nine Months Ended September 30, 2011, compared to Nine Months Ended September 30, 2010

Revenues and Other Income

During the nine month period ended September 30, 2011, the Company remained in the exploration stage and we did not realize any revenues from operations. Similarly, we have not realized any revenues from operations during the period from inception through September 30, 2011.

Expenses

Operating expenses totaled $1,366,123 in the nine-month period ended September 30, 2011. For 2011, these expenses were primarily general and administrative expenses of $1,301,123, coupled with research and development costs of $65,000.

Net Losses

As a result of the foregoing, the Company incurred a net loss of $1,341,498, or ($0.03) per share, for the nine months ended September 30, 2011, compared to a net loss of $653,597, or ($0.13) per share, for the corresponding period ended September 30, 2010.

Liquidity and Capital Resources

As of  September 30, 2011, we have $23,007 of cash on hand.

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

Item 4. Controls and Procedures.

Under the supervision and with the participation of our principal financial and executive officers, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2011 (the “Evaluation Date”).  Based on this evaluation, such officers concluded as of the Evaluation Date that our disclosure controls and procedures were not effective to ensure that the information relating to us, including our consolidated subsidiaries, required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal financial and executive officers, as appropriate to allow timely decisions regarding required disclosure.

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

_______________

*      Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEVADA GOLD HOLDINGS, INC.

Dated: November 21, 2011

By:  /s/ Jimmy Wang

Jimmy Wang

Controller

(Principal Financial Officer)

EXHIBIT INDEX

Exhibit

NumberDescription

31.1

Certification of principal executive officer pursuant to Rule 13a-14(a) and 15d-14(a)

31.2

Certification of principal financial officer pursuant to Rule 13a-14(a) and 15d-14(a)

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

32.2

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