Form 10-Q/A
period 2011-06-30
Nevada Gold Holdings, Inc.
filed 2011-12-12
CIK 1369203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2.

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 2 to the Quarterly Report on Form 10-Q (the "Form 10-Q") for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 24, 2011, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to the Form 10-Q provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment No. 2 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.

Exhibits.

The following Exhibits are being filed with this Quarterly Report on Form 10-Q/A.

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

101.INS **

XBRL Instance Document

101.SCH**

XBRL Taxonomy Extension Schema Document

101.CAL**

XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**

XBRL Taxonomy Extension Label Linkbase Document

101.PRE**

XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**

XBRL Taxonomy Extension Definition Linkbase Document

*Filed with Form 10-Q/A1 on August 24, 2011.

**XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEVADA GOLD HOLDINGS, INC.

Dated: December 12, 2011

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

101.INS **

XBRL Instance Document

101.SCH**

XBRL Taxonomy Extension Schema Document

101.CAL**

XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**

XBRL Taxonomy Extension Label Linkbase Document

101.PRE**

XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**

XBRL Taxonomy Extension Definition Linkbase Document

*Filed with Form 10-Q/A1 on August 24, 2011.

**XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.