Form 10-Q/A
period 2011-09-30
Nevada Gold Holdings, Inc.
filed 2011-12-12
CIK 1369203

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q (the "Form 10-Q") for the quarterly period ended September 30, 2011, filed with the Securities and Exchange Commission on November 21, 2011, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to the Form 10-Q provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

*Filed with Form 10-Q on November 21, 2011.

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

*Filed with Form 10-Q on November 21, 2011.

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