Form 10-K
period 2011-12-31
Nevada Gold Holdings, Inc.
filed 2012-04-17
CIK 1369203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

X .	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended: December 31, 2011

.	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes      . No   X  .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes      . No   X  .

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

Yes      . No   X  .

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

Yes      . No   X  .

On June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, approximately 11,380,007  shares of its Common Stock, $0.001 par value per share (its only class of voting or non-voting common equity) were held by non-affiliates of the registrant. The market value of those shares was approximately $569,000, based on the last sale price of $0.05 per share of the Common Stock on that date. For this purpose, shares of Common Stock beneficially owned by each executive officer and director of the registrant and each beneficial owner of 10% or more of the Common Stock outstanding have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 5, 2012, there were 42,865,074 shares of the registrant’s common stock, par value $0.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

AVAILABLE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the United States Securities and Exchange Commission (“SEC”). You may read and copy any document we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, U.S.A. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330 (or 1-202-551-8090). The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Our electronic SEC filings are available to the public at  http://www.sec.gov .

Our public internet site is http://www.nevadagoldholdings.com. We make available free of charge through our internet site, via a link to the SEC’s internet site at  http://www.sec.gov , our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we electronically files such material with, or furnish it to, the SEC. We also make available through our internet site, via a link to the SEC’s internet site, statements of beneficial ownership of our equity securities filed by our directors, officers, 10% or greater shareholders and others under Section 16 of the Exchange Act.

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

On December 10, 2009, we borrowed $100,000 under a bridge loan note (the “2009 Bridge Note”) from a private institution. This note was converted into Common Stock on June 4, 2010. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – 2009 Bridge Note” for more information.

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

Far East Golden Resources Investment Limited, a Hong Kong limited liability company (“Far East Golden Resources”), and a wholly owned subsidiary of Hybrid Kinetic Group Limited, an exempt company incorporated in Bermuda with limited liability, purchased 30,000,000 of the units in the 2010 PPO. We agreed with Far East Golden Resources to increase the size of our Board of Directors to seven members, and Far East Golden Resources is entitled to nominate four candidates to the Board. Immediately following the initial closing of the 2010 PPO, Far East Golden Resources beneficially owned 86.1% of the Company’s outstanding Common Stock (calculated as set forth in Rule 13d-3 under the Securities Exchange Act of 1934, as amended), based on its holding 30,000,000 shares of Common Stock and warrants (that are currently exercisable) to purchase 30,000,000 shares of Common Stock, and based on 37,851,862 shares of Common Stock then outstanding. By the conclusion of the 2010 PPO, additional shares of Common Stock were outstanding, and Far East Golden Resources’ beneficial ownership had declined to approximately 82.3%.  As of April 5, 2012, Far East Golden Resources beneficially owns 82.3% of our common stock.  See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

Other

In July 2011, we reported that our Board of Directors adopted a new business strategy to engage in business activities beyond mining and, in connection with such new strategy, the Board of Directors and majority stockholder authorized a change to the name of the Company to Global Hybrid Technologies, Inc. and a one-for-fifty (1:50) reverse stock split.  However, neither action was effected, and, as described herein, currently we remain solely engaged in the business of exploring for gold.

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

12-Year Gold Prices

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

Employees

We currently have ten  full-time employees. In the future, if our activities grow, we may hire personnel on an as-needed basis. For the foreseeable future, we plan to engage freelance geologists, engineers and other consultants as necessary.

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

There is substantial doubt as to the Company’s ability to continue as a going concern.

In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least the end of 2012.  As of December 31, 2011, we had cash and cash equivalents totaling $9,276.  Currently cash and cash equivalents are $552,020.  The Company expects to finance its operations primarily through one or more future financings.  However, there exists substantial doubt about the Company’s ability to continue as a going concern for at least the next twelve months, because the Company will be required to obtain additional capital in the future to continue its operations and there is no assurance that it will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Our independent auditors have included an explanatory paragraph in their report on our consolidated financial statements included in this report that raises substantial doubt about our ability to continue as a going concern.  Our audited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which implies we will continue to meet our obligations and continue our operations for the next twelve months.  Realization values may be substantially different from carrying values as shown, and our consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of the going concern uncertainty.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to include in our annual reports on Form 10-K an assessment by management of the effectiveness of our internal control over financial reporting. While we intend to diligently and thoroughly document, review, test and improve our internal control over financial reporting in order to ensure compliance with Section 404, management may not be able to conclude that our internal control over financial reporting is effective. This could result in a loss of investor confidence in the reliability of our financial statements, which in turn could negatively impact the price of our common stock.

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

As of April 5, 2012, our directors, executive officers and principal stockholder beneficially owned approximately61,485,067 shares of our outstanding Common Stock. As of that date, Far East Golden Resources beneficially owned 82.3%] of our outstanding Common Stock, our director David C. Mathewson beneficially owned 3.5% of our outstanding Common Stock and our directors and executive officers as a group beneficially owned 3.5% of our outstanding Common Stock. (See Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” for more information.) Far East Golden Resources has the power to elect all of our directors, to control our business and affairs and to control the vote on substantially all other corporate matters without the approval of other stockholders. Furthermore, such concentration of voting power would enable those stockholders to delay, defer or prevent a change in control of the company, impede a merger, consolidation, takeover or other business combination involving the Company, or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company. This may adversely affect the value of your investment, and you should carefully consider this concentration of ownership before deciding whether to invest in our Company. Each stockholder who beneficially owns more than 5% of our outstanding shares of Common Stock is identified in “Security Ownership of Certain Beneficial Owners and Management.”

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

Exploration Program to Date

We initiated drilling on the Tempo property in October 2009. Sixteen sites across the property have been permitted and prepared for drilling. The sites were located to test new geophysical and resultant structural and alteration interpretations based largely on additional gravity data collected in 2007. Four widely spaced sites were drilled. The holes are all reverse circulation, range in depth from 545 to 1,330 feet, and total 4,295 feet. The first three holes were drilled in 2009. Hole NGT-01 in the north end of the property drilled through the targeted potential host rocks. NGT-02 and NGT-03 were collared in the central part of the property about 2 ½ miles to the south. The second hole drilled into potential host rocks and was terminated due to poor drilling conditions. The third hole did not reach the depth of the potential host rocks and was terminated because of excessive ground water. In 2010, NGT-04 was drilled to a depth of 545 feet out of a planned depth of 1,500 feet when adverse weather conditions required we terminate the effort for the season.  The partially drilled NGT-04 hole has been collared and cased.

All three completed holes intersected anomalous gold and the indicator elements arsenic, antimony, and mercury and further confirm that one or more Carlin-style sediment-hosted gold deposits likely remains undiscovered at Tempo.

2012 Exploration Program

Due to the resignation of our former CEO and President, Mr. David Rector as well as the resignation of our staff geologist, Mr. Arthur Leger in 2011, we had to suspend the exploration program on the Tempo property for 2011. We anticipate being able to resume the exploration program and commence our 2012 exploration plan. Our ability to resume the exploration program on the Tempo property will to a large extent depend on whether or not we can recruit a staff or contract geologist to supervise the drill rigs on the Tempo property.

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

Due Date of Advance Minimum Royalty Payment	Amount of Advance Minimum Royalty Payment
January 15, 2008 (paid)	$10,000
January 15, 2009 (paid)	$15,000
January 15, 2010 (paid)	$30,000
January 15, 2011 (paid)	$45,000

January 15, 2012 (paid) and annually thereafter during the term of the lease	The greater of $60,000 or the dollar equivalent of 90 ounces of gold

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

Our lease required us to perform $50,000 worth of physical work on the property for 2009. Starting in 2010 and thereafter, we must perform a minimum of $50,000 worth of work annually on the property, of which at least $25,000 is physical work. Work performed in any year in excess of these amounts is carried forward to offset the obligation in future years. In November, 2011, we received a letter from Gold Standard Royalty (GSR), indicating that GSR is willing to defer the $20,000 work commitment on the property in order to have it apply to a larger program in 2012.

Claim Maintenance Payments

We are required to make annual claim maintenance payments to the Bureau of Land Management and to the counties in which our property is located. If we fail to make these payments, we will lose our rights to our property. As of the date of this Report, our annual maintenance payments are approximately $155 per claim, consisting of payments to the Bureau of Land Management and to the counties in which our properties are located. Our property consists of an aggregate of 206 lode claims. Our aggregate annual claim maintenance costs are currently approximately $32,000. We paid $31,534 in annual claim maintenance costs in July, 2011.

ITEM 3. LEGAL PROCEEDINGS

From time to time we may be involved in claims arising in connection with our business.

As of the date of this Report, , there are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject, nor are there any such proceedings known to be contemplated by governmental authorities.

ITEM 4. Mine Safety Disclosures.

Neither the Company nor its subsidiary is currently the operator of any mine.

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

Period	High	Low

Fiscal Year Ending December 31, 2010:
First Quarter	$1.19	$0.60
Second Quarter	1.90	0.23
Third Quarter	0.55	0.23
Fourth Quarter	0.49	0.07

Fiscal Year Ending December 31, 2011:
First Quarter	$0.36	$0.10
Second Quarter	1.59	0.05
Third Quarter	0.50	0.10
Fourth Quarter	0.25	0.01

Holders

As of April 5, 2012, there were 42,865,074 shares of our Common Stock issued and outstanding held by 25 shareholders of record.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of December 31, 2011, information with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders	83,333	2.00	4,424,038

Equity compensation plans not approved by security holders	-	-	-

Total	83,333		4,424,038

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

Under the Evergreen Clause, unless otherwise determined by the Board, at the beginning of each fiscal year beginning with the 2011 fiscal year, the number of shares subject to issuance pursuant to awards granted under the 2008 Plan will be automatically increased to an amount equal to 5% of the number of outstanding shares of common stock, together with all shares of common stock issuable upon conversion of convertible debt and equity securities (including interest accrued thereon), and all shares of common stock issuable upon exercise of options, warrants or other rights (excluding options issued under the 2008 Plan) having an exercise price equal to or less than the fair market value (as defined in the 2008 Plan) at the time of measurement on the last day of the immediately preceding fiscal year. Therefore, pursuant to the Evergreen Clause, the number of shares subject to issuance under the terms of the 2008 Plan, as of January 1, 2012, was 4,507,371.

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

Going Concern

In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least the end of 2012.  The Company expects to finance its operations primarily through one or more future financings. However, there exists substantial doubt about the Company’s ability to continue as a going concern for at least the next twelve months, because the Company will be required to obtain additional capital in the future to continue its operations and there is no assurance that it will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Our independent auditors have included an explanatory paragraph in their report on our consolidated financial statements included in this report that raises substantial doubt about our ability to continue as a going concern.  Our audited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which implies we will continue to meet our obligations and continue our operations for the next twelve months.  Realization values may be substantially different from carrying values as shown, and our consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of the going concern uncertainty.

Results of Operations

Fiscal Year Ended December 31, 2011, compared to Fiscal Year Ended December 31, 2010

Revenues and Other Income

During the twelve month period ended December 31, 2011, the Company remained in the exploration stage and we did not realize any revenues from operations. Similarly, we did not realize any revenues from operations during the period from inception through December 31, 2010.

Expenses

General and administrative expenses totaled $1,764,498  in the year that ended December 31, 2011, an increase of $839,485  from the $925,013 of general and administrative expenses incurred in the year ended December 31, 2010.  For 2011, these expenses were primarily payroll, rent and legal, accounting and other professional service fees.  Total operating expenses increased to $1,845,788 in 2011 from $1,083,899  in 2010.  Interest expense decreased from $325,521 in 2010 to $10,658 in 2011 primarily due to the conversion of convertible notes into common stock in October 2010.

Net Losses

As a result of the foregoing, the Company incurred a net loss of $1,837,084, or ($0.04) per share, in the year ended December 31, 2011, compared to a net loss of $1,407,053,, or ($0.12) per share, for the year ended December 31, 2010. Our increased net loss in the later period is largely due to the increase in general and administrative expenses, partially offset by decreases in research and development expenses and interest expenses.

2009 Bridge Note

In December 2009, we borrowed $100,000 under the 2009 Bridge Note from a private institution. The 2009 Bridge Note was due and payable on June 4, 2010, and bore interest at 10% per annum. The 2009 Bridge Note was not paid when due, and the principal and interest has been converted to common stock on October 29, 2010.

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

On January 26, 2011, the Company made a loan of $200,000 to Hybrid Kinetic Motors Corporation, a related party; on February 24, 2011, the Company made a loan of $400,000 to American Compass Inc., a related party; and on March 24, 2011, the Company made an additional loan of $400,000 to American Compass Inc. On various dates from April to June, the Company has made additional loans with American Compass Inc. in the amount of $800,000, bring the total notes receivable from this party to $1,600,000. $480,000 was repaid during the year, bringing the new total principal amount due from American Compass  to $1,120,000. Each of these loans was originally payable on December 31, 2011 and is currently due on demand.  Each of these loans is unsecured and bears interest at 3% per annum.  As of December 31, 2011, the total principal of these notes receivable plus accrued interest was $1,335,724.  Subsequent to December 31, 2011, $900,000 principal amount of the loans was repaid by American Compass.  Each of the borrowers is a wholly owned subsidiary of Hybrid Kinetic Group Ltd., which is also the parent of our controlling stockholder, Far East Golden Resources.  Hybrid Kinetic Group Ltd. has guaranteed each of the loans.  We expect that all of these loans will be repaid to the Company by June 30, 2012.

Liquidity and Capital Resources

At December 31, 2011, we had $9,276 of cash and cash equivalents on hand, compared to $2,995,727 at December 31, 2010. Subsequent to December 31, 2011, $900,000 of loans to related parties were repaid, and cash and cash equivalents on hand is now $552,020.

We estimate our general and administrative, and exploration direct costs will require approximately $1,500,000 for the 2012 calendar year exclusive of any new property acquisition costs and required work agreements on any such property.  We plan to raise the necessary funds through either a private equity placement or seeking a strategic partnership with another gold-mining concern.

The Company has plans to resume drilling operation as soon as a staff or contract geologist is recruited. However, we cannot guarantee that we will be able to find a qualified geologist in time to start the drilling program in May, 2012.

We may be unable to secure additional financing on terms acceptable to us, or at all, at times when we need such financing. Nor can there be any assurance that we will be able to identify or secure any strategic partnership with another gold-mining concern Our inability to raise additional funds and/or to secure such a strategic partnership on a timely basis could prevent us from achieving our business objectives and could have a negative impact on our business, financial condition, results of operations and the value of our securities.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Our audited financial statements as of, and for the years ended, December 31, 2011 and 2010, are included beginning on page F-1 immediately following the signature page to this Report. See Item 15 for a list of the financial statements included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (our principal executive and principal financial officer), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2011 (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective to ensure that the information relating to us, including our consolidated subsidiaries, required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

We are a small organization with limited personnel during 2011. We were unable to implement an effective system of disclosure controls and procedures as of the Evaluation Date. We expect to create a system of disclosure controls and procedures in 2011 as we expand our business and develop our mining claims. Nevertheless, management believes that this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report.

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

Management has conducted, with the participation of our Chief Executive Officer (our principal executive and principal financial officer), an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2011. In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. We have identified the following material weakness: We were unable to implement a system of segregation of duties necessary to establish an effective system of internal controls as of the Evaluation Date.

We are a small organization with limited personnel during 2011. We expect to create a system of internal controls in 2012 as we expand our business and develop our mining claims. To address the material weaknesses, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this Report have been prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows as of the dates and for the periods presented.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting, as smaller reporting companies are exempt from this requirement.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

Below are the names and certain information regarding the Company’s current executive officers and directors:

Name	Age	Title	Date First Appointed
Yung Yeung	54	Chairman of the Board	November 29, 2010

Jianguo (Jason) Xu	43	Director and Chief Executive Officer	July 1, 2011
Chunhua Huang	47	Director	November 29, 2010
David C. Mathewson	67	Director and Geological Advisor	December 31, 2008
Jimmy Wang	46	Director, Controller	January 25, 2011
Vincent Wang	38	Secretary and Director	November 29, 2010

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

Jianguo (Jason) Xu, Director and Chief Executive Officer, was appointed on July 1, 2011. Mr. Xu has been Vice President of Global Sourcing at Hybrid Kinetic Group since April 2010.  Prior to joining Hybrid Kinetic, from January 2007 until March 2010, Mr. Xu was Engineering Manager of Magna Closures Group, an operating division of Magna International, and, from March 2001 through December 2006, he was Magna’s Senior Design Engineer.  Magna International designs, develops and manufactures automotive systems, assemblies, modules and components, and engineers and assembles complete vehicles, primarily for sale to original equipment manufacturers of cars and light trucks in North America, Europe, Asia, South America and Africa. Mr. Xu holds a Bachelor Degree in Engineering from Huazhong University in China and a Master Degree of Science in Engineering from Shanghai Jiaotong University in China.

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

Name	Number of late reports	Number of transactions that were not reported on a timely basis	Failure to file a required Form
Yung Yeung	1	-	-
David Rector	-	-	-
John N. Braca	-	-	-
Chunhua Huang	1	-	-
David C. Mathewson	-	-	-
Jimmy Wang	1	-	-
Vincent Wang	1	-	-
Wei Wang	-	-	1
Jianguo (Jason) Xu	1	-	-

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the last two fiscal years ended December 31, 2011, to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2011; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2011; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2011, that received annual compensation during the fiscal year ended December 31, 2011, in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

David Rector	2011	—	—	—	—	—	—	—	—
Former CEO, President, CFO, Secretary, Treasurer, and Director (1)	2010	12,500	—	—	105,747	—	—	—	118,247

Jianguo Xu	2011	—	—	—	—	—	—	—	—
CEO (2)

Jimmy Wang Controller (3)	2011	—	—	—	—	—	—	—	—

(1)

Mr. Rector was our sole officer and director until December 31, 2008, when he resigned all positions with the Company; on November 5, 2009, he became our Chief Executive Officer, President, Secretary and Director. He resigned from all positions on May 2, 2011.

(2)	Jianguo Xu has served as CEO since July 1, 2011.

(2)	Jimmy Wang has served as Controller since January 25, 2011.

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

Outstanding Equity Awards at Fiscal Year-End

There were no equity awards held by the Company’s Named Executive Officers at December 31, 2011.

Except as described above under “Summary Compensation Table,” we have not issued any stock options, nor have we maintained any stock option or other incentive plans other than our 2008 Plan. (See “Item 5, Market for Common Equity and Related Stockholder Matters – Securities Authorized for Issuance under Equity Compensation Plans” above.) We have no plans in place and have never maintained any plans that provide for the payment of retirement benefits or benefits that will be paid primarily following retirement including, but not limited to, tax qualified deferred benefit plans, supplemental executive retirement plans, tax-qualified deferred contribution plans and nonqualified deferred contribution plans.

Employment Agreements with Executive Officers

The Company entered into an employment agreement effective as of January 1, 2009 with David Mathewson, pursuant to which Mr. Mathewson served as our Chief Executive Officer, President and Chief Geologist. This agreement was terminated by mutual consent on November 5, 2009.  We have no employment agreements with any of our executive officers at this time.

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

Effective November 18, 2010, we paid to each non-executive director of the Company a director’s fee of $5,000 for each full fiscal quarter during which he or she serves as a director, prorated for any period of service less than a full fiscal quarter. Prior to that time, directors did not receive compensation for their services.  Effective January 1, 2012, the director fee has been reduced from $5,000 to $2,500 quarterly.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of April 5, 2012 by:

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

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)

Yung Yeung	Common Stock	0	(3)	-

Jianguo (Jason) Xu	Common Stock	0		-

Chunhua Huang	Common Stock	0		-

David C. Mathewson	Common Stock	1,485,067		3.5%

Jimmy Wang	Common Stock	0		-

Vincent Wang	Common Stock	0		-

All directors and executive officers as a group (6 persons)	Common Stock	1,485,067		3.5%
Hybrid Kinetic Group Limited 800 E. Colorado Blvd., Suite 888, Pasadena, California 91101	Common Stock	60,000,000	(4)	82.3%

*	Less than 1%.

(1)

Beneficial ownership is determined in accordance with the rules of the SEC. For this purpose, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise, has or shares (a) the power to vote, or to direct the voting of, such security and/or (b) the power to dispose, or to direct the disposition of, such security. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of April 5, 2012, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)	Percentages based upon 42,865,074 shares of common stock outstanding as of April 5, 2012; percentages are rounded to the nearest 0.1%.

(3)

See Note 4 below. Under the rules of the SEC, Mr. Yeung may be deemed to beneficially own the shares of common stock beneficially owned by Hybrid Kinetic Group Limited. Mt Yeung disclaims beneficial ownership of those shares except to the extent of his pecuniary interest therein.

(4)

Includes warrants to purchase 30,000,000 shares that are currently exercisable. Far East Golden Resources is the direct beneficial owner of these shares and is a wholly owned subsidiary of Hybrid Kinetic Group Limited. Sun East LLC, a California limited liability company, owns 26% of the issued share capital of Hybrid Kinetic Group Limited and may be deemed to be a controlling person thereof and beneficial owner of these shares. Sun East LLC is owned (i) 35% by our director, Yung Yeung, who is Chairman, Chief Executive Officer and director of Hybrid Kinetic Group Limited and (ii) 65% by Manwai Ma and Jimmy Wang, as co-trustees for certain trusts established for the benefit of the children of Mr. Yeung.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Prior to the Merger, NGE acquired the leasehold interest in the Tempo property from KM Exploration, Ltd., a Nevada limited liability company in which our director and former CEO, President and Chief Geologist, David Mathewson, had a 50% ownership interest prior to its dissolution. In consideration of the transfer of the lease to NGE, NGE reimbursed KM Exploration for claim fees ($19,503) and preparation cost ($962), totaling $20,465. Also in connection with the reassignment, Mr. Mathewson, then the sole stockholder of NGE, assigned five shares of NGE (which converted into 400,000 shares each of Company Common Stock upon the Merger) to each of two individuals (one of whom was the owner of the other 50% interest in KM Exploration prior to its dissolution).

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

Under the terms of the subscription agreement dated October 29, 2010, under which Far East Golden Resources acquired its Common Stock and warrants, we were required to increase the size of our Board of Directors from three to seven, and Far East Golden Resources was entitled to nominate four reasonably qualified candidates to our Board of Directors to fill the vacancies so created. Far East Golden Resources nominated Yung Yeung, Chunhua Huang, Wei Wang and Vincent Wang to the Board, and they were elected as Directors by the Board on November 29, 2010. Since that time, Wei Wang resigned as a Director, and the Board elected Jimmy Wang to succeed him. The Board also elected Jianguo (Jason) Xu as a director, to fill one of the vacancies created by resignations of John N. Braca and David Rector; both are employees of a member of the Hybrid Kinetic Group, which controls Far East Golden Resources.)

On January 26, 2011, the Company made a loan of $200,000 to Hybrid Kinetic Motors Corporation, a related party; on February 24, 2011, the Company made a loan of $400,000 to American Compass Inc., a related party; and on March 24, 2011, the Company made an additional loan of $400,000 to American Compass Inc. On various dates from April to June, the Company has made additional loans with American Compass Inc. in the amount of $800,000, bring the total notes receivable from this party to $1,600,000. $480,000 was repaid during the year, bringing the new total principal amount due from American Compass  to $1,120,000. Each of these loans was originally payable on December 31, 2011 and is currently due on demand.  Each of these loans is unsecured and bears interest at 3% per annum.  As of December 31, 2011, the total principal of these notes plus accrued interest receivable was $1,335,724.  Subsequent to December 31, 2011, $900,000 principal amount of the loans was repaid by American Compass.  Each of the borrowers is a wholly owned subsidiary of Hybrid Kinetic Group Ltd., which is also the parent of our controlling stockholder, Far East Golden Resources.  Hybrid Kinetic Group Ltd. has guaranteed each of the loans.  We expect that all of these loans will be repaid to the Company by June 30, 2012.

Director Independence

We are not currently subject to listing requirements of any national securities exchange or inter-dealer quotation system which has requirements that a majority of the board of directors be “independent” and, as a result, we are not at this time required to have our Board of Directors comprised of a majority of “Independent Directors.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended December 31, 2011 and 2010, are set forth in the table below:

Fee Category	Fiscal year ended December 31, 2011		Fiscal year ended December 31, 2010
Audit fees (1)		$10,044	$41,000
Audit-related fees (2)	$		$0
Tax fees (3)	$		$0
All other fees (4)	$		$0
Total fees		$10,044	$41,000

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

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2011 and 2010	F-4

Consolidated Statements of Operations for the years ended December 31, 2011and 2010 and for the periods from October 2, 2008 (inception) through December 31, 2011	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010c and for the periods from October 2, 2008 (inception) through December 31, 2011	F-6

Consolidated Statements of Stockholders’ Equity for the period from October 2, 2008 (inception) through December 31, 2011	F-7

Notes to the Consolidated Financial Statements	F-8

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

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov . See “Available Information.”

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

Exhibit Number	Description
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
10.13

Form of amended Subscription Agreement between Nevada Gold Holdings, Inc., and the investors party thereto ( incorporated by reference to Exhibit 10.13 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008 )

10.14†

Employment Agreement dated as of January 1, 2009, between Nevada Gold Holdings, Inc., and David Mathewson  (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 24, 2009)

10.15†

Letter agreement dated November 5, 2009, between Nevada Gold Holdings, Inc., and David Mathewson re resignation and termination of Employment Agreement  (incorporated by reference to Exhibit 10.15 to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2009 )

10.16

Form of Subscription Agreement in connection with the Company’s private placement offering of units of securities, each unit consisting of one share of the Company’s Common Stock and a warrant to purchase one share of Common Stock  (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 )

10.17	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 )
10.18

Form of Subscription Agreement in connection with the Company’s private placement offering of units of securities, each unit consisting of  one share of the Company’s Common Stock and a warrant to purchase one share of Common Stock  (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 )

Exhibit Number	Description
10.19	Form of Amendment to Subscription Agreement (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 )
10.20	Form of Warrant to Purchase Common Stock (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 )
10.21

Amendment to Tempo Mineral Lease dated January 6, 2009, between Gold Standard Royalty (Nevada) Inc., successor in interest to Bertha C. Johnson, Trustee of the Lyle F. Campbell Trust, as Lessor, and NGE, as successor to KM Exploration LTD., as successor to Gold Run, Inc.  (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed with the SEC on January 7, 2009 )

10.22

Securities Purchase Agreement, dated as of May 14, 2010, among the Registrant and the Buyers party thereto (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 )

10.23	10% Secured Convertible Promissory Note dated May 14, 2010 (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 )
10.24

Security Agreement dated as of May 14, 2010, by and among the Registrant, Nevada Gold Enterprises, Inc., and the Buyer party thereto  (incorporated by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 )

10.25

Amendment No. 1 to 2008 Equity Incentive Plan of Nevada Gold Holdings, Inc. (incorporated by reference from Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 21, 2010)

10.26

Form of Subscription Agreement between the Company and each subscriber in the 2010 PPO (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2010 )

10.27	Form of Warrant included in the Units sold in the 2010 PPO (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2010 )
10.28

Form of Registration Rights Agreement between the Company and the subscribers in the 2010 PPO (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2010 )

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

NEVADA GOLD HOLDINGS, INC.

Dated: April 16, 2012	By:	/s/Jianguo Xu
Jianguo Xu
Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Yung Yeung	Chairman of the Board	April 16, 2012
Yung Yeung

/s/ Jianguo Xu	Director and Chief Executive Officer	April 16, 2012l
Jianguo Xu

/s/ Chunhua Huang	Director	April 16, 2012
Chunhua Huang

/s/ David C. Mathewson	Director	April 16, 2012
David C. Mathewson

/s/ Jimmy Wang	Director	April 16, 2012
Jimmy Wang

/s/ Vincent Wang	Secretary and Director	April 16, 2012
Vincent Wang

FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firms	F-2

Consolidated Balance Sheets as of December 31, 2011 and 2010	F-4

Consolidated Statements of Operations for the years ended December 31, 2011 and 2010 and for the periods from October 2, 2008 (inception) through December 31, 2011	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010 and for the periods from October 2, 2008 (inception) through December 31, 2011	F-6

Consolidated Statements of Stockholders’ Equity for the period from October 2, 2008 (inception) through December 31, 2011	F-7

Notes to the Consolidated Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Nevada Gold Holdings, Inc.

(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Nevada Gold Holdings, Inc. (hereinafter the “Company”), as of December 31, 2011, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended, and for the period from inception on October 2, 2008 to December 31, 2011. The consolidated financial statements of the Company as of December 31, 2010 were audited by other auditors whose report dated April 15, 2011, expressed an unqualified opinion on those consolidated financial statements. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial positions of the Company as of December 31, 2011 and 2010, and the results of its operations and cash flows for the years then ended, and for the period from inception on October 2, 2008 to December 31, 2011 are in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring losses and has experienced negative cash flows from operations, which raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to those matters are also described in Note 3 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sam Kan & Company

Sam Kan & Company

April 16, 2012

Alameda, California

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Nevada Gold Holdings, Inc.

(An Exploration Stage Company)

Walnut Creek, California

We have audited the accompanying consolidated balance sheet of Nevada Gold Holdings, Inc. (the “Company”) (an exploration stage company) as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2010 and for the period from inception (October 2, 2008) through December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nevada Gold Holdings, Inc. as of December 31, 2010 and the consolidated results of their operations and their consolidated cash flows for the year ended December 31, 2010, and for the period from inception (October 2, 2008) through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ GBH CPAs, PC

GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

April 15, 2011

NEVADA GOLD HOLDINGS, INC.
(An Exploration Stage Company)
CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$9,276	$2,995,727
Prepaid expense	35,000	-
Receivables	-	8,062
Notes receivable - related party	1,320,000	-
Accrued interest receivable - related party	15,724	-
Other current assets	-	-
Total current assets	1,380,000	3,003,789

Mining reclamation bond	-	52,600

Total assets	$1,380,000	$3,056,389

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$17,238	$20,489
Other payables	22,110	-
Accrued expenses and other liabilities	141,836	-
Total current liabilities	181,184	20,489

Total liabilities	181,184	20,489

Stockholders' equity
Preferred stock, $.001 par value; 10,000,000 shares authorized, no share issued and outstanding as of December 31, 2011 and December 31, 2010	-	-
Common stock, $.001 par value; 300,000,000 shares authorized, 43,844,054 shares issued and outstanding as of December 31, 2011 and December 31, 2010	43,844	43,844
Additional paid-in capital	5,286,323	5,286,323
Accumulated deficit	(4,131,351)	(2,294,267)
Total stockholders' equity	1,198,816	3,035,900

Total liabilities and stockholders' equity	$1,380,000	$3,056,389

See accompanying notes to condensed consolidated financial statements

NEVADA GOLD HOLDINGS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,		From Inception on October 2, 2008 Through December 31,
	2011	2010	2011

Revenues	$-	$-	$-

Operating Expenses
Research and development	81,290	158,886	465,797
General and administrative	1,764,498	925,013	3,305,522
Total operating expenses	1,845,788	1,083,899	3,771,319

Loss from operations	(1,845,788)	(1,083,899)	(3,771,319)

Other income (expense)
Interest income	19,362	-	19,362
Other income	-	2,367	2,367
Gain on settlement of derivative liability	-	-	112,500
Interest expense	(10,658)	(325,521)	(494,261)
Total other income (expense)	8,704	(323,154)	(360,032)

Loss before income taxes	(1,837,084)	(1,407,053)	(4,131,351)

Provision for income taxes	-	-	-

Net loss	$(1,837,084)	$(1,407,053)	$(4,131,351)

Net loss per share of common stock:
Basic and diluted	$(0.04)	$(0.12)

Weighted average number of shares outstanding, basic and diluted	43,844,054	11,578,417

See accompanying notes to condensed consolidated financial statements

NEVADA GOLD HOLDINGS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,		From Inception on October 2, 2008 Through December 31,
	2011	2010	2011
Cash flows from operating activities
Net Loss	$(1,837,084)	$(1,407,053)	$(4,131,351)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	-	131,508	131,508
Common stock issued for services	-	194,746	290,590
Contributed services or common stock contributed for services	-	50,000	125,000
Gain on change in derivative liability	-	-	(112,500)
Interest expense related to intrinsic value of converted promissory notes	-	300,000	300,000
Changes in operating assets and liabilities:
Prepaid expenses	(35,000)	-	(35,000)
Receivables	-	(8,062)	(8,062)
Notes receivables	(1,311,938)	-	(1,311,938)
Accrued interest receivable - related party	(15,724)	-	(15,724)
Other assets	-	-	-
Accounts payable and accrued interest payable	18,859	(36,654)	71,707
Accrued expenses and other liabilities	141,836	-	141,836
Net cash used by operating activities	(3,039,051)	(775,515)	(4,553,934)

Cash flows from investing activities
Purchase of mining reclamation bond	52,600	(37,156)	-
Change in cash held in trust	-	-	-
Net cash provided (used) by investing activities	52,600	(37,156)	-

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	-	3,450,000	4,313,210
Proceeds from notes payable	-	400,000	450,000
Payments on notes payable	-	(200,000)	(200,000)
Net cash provided by financing activities	-	3,650,000	4,563,210

Net change in cash and cash equivalent	(2,986,451)	2,837,329	9,276

Cash and cash equivalent at the beginning of year	2,995,727	158,398	-

Cash and cash equivalent at the end of year	$9,276	$2,995,727	$9,276

Supplemental disclosures of cash flow Information:
Cash paid for interest	$-	$-	$8,082
Cash paid for taxes	$89,705	$-	$89,705

Supplemental non-cash investing and financing activities:
Common stock issued for promissory notes	$-	$313,337	$626,674
Cancellation of common stock	$-	$-	$133
Common stock issued for debt issuance costs	$-	$-	$37,500

See accompanying notes to condensed consolidated financial statements

NEVADA GOLD HOLDINGS, INC.
(An Exploration Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
Cumulative from October 2, 2008 (Inception) to December 31, 2011

	Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance, October 2, 2008 (Inception)	-	$-	-	$-	$-	$-	$-
Common stock issued to founders for cash on October 2, 2008	-	-	2,032,000	2,032	(2,032)	-	-
Recapitalization pursuant to reverse merger	-	-	2,626,263	2,626	(183,604)	-	(180,978)
Common stock issued for debt issuance costs on December 31, 2008	-	-	20,000	20	37,480	-	37,500
Common stock issued for cash on December 31, 2008, net of $31,540 of direct issuance costs	-	-	55,200	55	71,905	-	71,960
Net loss, period ended December 31, 2008	-	-	-	-	-	(20,896)	(20,896)

Balance, December 31, 2008	-	-	4,733,463	4,733	(76,251)	(20,896)	(92,414)
Common stock issued for cash, net of $4,130 of direct issuance costs	-	-	222,000	222	791,028	-	791,250
Common stock issued for services rendered	-	-	20,000	20	74,980	-	75,000
Common shares cancelled	-	-	(133,333)	(133)	133	-	(0)
Contributed services	-	-	-	-	75,000	-	75,000
Stock-based compensation	-	-	-	-	20,844	-	20,844
Net loss, year ended December 31, 2009	-	-	-	-	-	(866,318)	(866,318)

Balance, December 31, 2009	-	-	4,842,130	4,842	885,734	(887,214)	3,362
Common stock issued for services rendered	-	-	168,568	169	74,577	-	74,746
Common stock contributed by shareholder for services	-	-	-	-	50,000	-	50,000
Stock-based compensation to employees	-	-	-	-	131,508	-	131,508
Common shares and warrants issued for cash pursuant to private placement offering	-	-	34,500,000	34,500	3,415,500	-	3,450,000
Common shares and warrants issued upon conversion of promissory notes pursuant to private placement offering	-	-	3,133,356	3,133	310,204	-	313,337
Common shares and warrants issued for payment of debt pursuant to private placement offering	-	-	1,200,000	1,200	118,800	-	120,000
Interest expense relating to intrinsic value of converted promissory notes	-	-	-	-	300,000	-	300,000
Net loss, year ended December 31, 2010	-	-	-	-	-	(1,407,053)	(1,407,053)

Balance, December 31, 2010	-	-	43,844,054	43,844	5,286,323	(2,294,267)	3,035,900
Net loss, year ended December 31, 2011	-	-	-	-	-	(1,837,084)	(1,837,084)

Balance, December 31, 2011	-	$-	43,844,054	$43,844	$5,286,323	$(4,131,351)	$1,198,816

See accompanying notes to financial statements.

NEVADA GOLD HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization, Nature of Business and Trade Name

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

Basis of Presentation

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that (1) recorded transactions are valid; (2) all valid transactions are recorded and (3) transactions are recorded in the period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the company for the respective periods being presented.

Use of Estimates

The preparation of consolidated financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A change in managements’ estimates or assumptions could have a material impact on the Company’s financial condition and results of operations during the period in which such changes occurred.

Actual results could differ from those estimates. The Company’s consolidated financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Accounts Receivable

Accounts receivable, if any, is carried at the expected net realizable value. The allowance for doubtful accounts, when determined, will be based on management's assessment of the collectability of specific customer accounts and the aging of the accounts receivables. If there were a deterioration of a major customer's creditworthiness, or actual defaults were higher than historical experience, our estimates of the recoverability of the amounts due to us could be overstated, which could have a negative impact on operations.

The Company does not carry any accounts receivable on December 31, 2011 and 2010.

NEVADA GOLD HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Nevada Gold Holdings, Inc. and its wholly owned subsidiary Nevada Gold Enterprises, Inc.  All significant intercompany transactions have been eliminated.

Property, Plant and Equipment

Property and equipment are carried at cost. Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the life of the assets are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period.

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets. The estimated useful lives of depreciable assets are:

Estimated
Useful Lives
Office Equipment	5-10 years
Vehicles	5 years

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. For financial statements purposes, depreciation is computed under the straight-line method.

Accounts Payable

The Company has accounts payable in the amount of $17,238 and $20,489 as of December 31, 2011 and 2010, respectively.

Revenue Recognition

The Company has not earned any revenues since inception.  The Company will develop appropriate revenue recognition policies at such time that planned principal operations become feasible.

Advertising

Advertising expenses are recorded as sales and marketing expenses when they are incurred. The Company did not incur such expenses during the years ended December 31, 2011 and 2010.

Research and Development

All research and development costs are expensed as incurred. Since the Company conducted mining operations, significant costs were incurred during the exploration process. There were $81,290 and $158,886 in research and development expenses for the years ended December 31, 2011 and 2010, respectively.

Income Tax

The Company is subjected to income taxes in the U.S. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. In accordance with FASB ASC Topic 740, “Income Taxes,” we provide for the recognition of deferred tax assets if realization of such assets is more likely than not.

NEVADA GOLD HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

Fair Value Measurements

In January 2010, the FASB ASC Topic 825, Financial Instruments, requires disclosures about fair value of financial instruments in quarterly reports as well as in annual reports.  For the Company, this statement applies to certain investments and long-term debt.  Also, the FASB ASC Topic 820, Fair Value Measurements and Disclosures, clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements.

Various inputs are considered when determining the value of the Company’s investments and long-term debt.  The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in these securities.  These inputs are summarized in the three broad levels listed below.

•

Level 1 – observable market inputs that are unadjusted quoted prices for identical assets or liabilities in active markets.

•

Level 2 – other significant observable inputs (including quoted prices for similar securities, interest rates, credit risk, etc…).

•

Level 3 – significant unobservable inputs (including the Company’s own assumptions in determining the fair value of investments).

The Company’s adoption of FASB ASC Topic 825 effectively at the beginning of the second quarter in FY2010 did not have a material impact on the company’s financial statements.

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company does not have financial assets as an investment carried at fair value on a recurring basis as of December 31, 2011. The Company has an investment in a mining reclamation bond in the amount of $0 and $52,600 respectively, as of December 31, 2011 and December 31, 2010 which has been properly valued.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of December 31, 2011 and 2010, the Company has assets and liabilities in cash, various receivables, investments, and various payables. Management believes that they are being presented at their fair market value.

Basic and diluted earnings per share

Basic earnings (loss) per share are computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the year ended December 31, 2011 and 2010, fully diluted earnings per share excludes the dilutive effect of 39,131,356 common stock equivalents from options and warrants, because their inclusion would be anti-dilutive.

NEVADA GOLD HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

The following is a reconciliation of basic and diluted earnings per share for 2011 and 2010:

	Year Ended December 31,
	2011	2010
Numerator:
Net income (loss) available to common shareholders	$(1,837,084)	$(1,407,053)
Denominator:
Weighted average shares - basic	43,844,054	11,578,417
Net income (loss) per share – basic and diluted	$(0.04)	$(0.12)

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

As of December 31, 2011 and 2010, there were 300,000,000 shares authorized, 43,844,054 shares issued and outstanding.

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

Stock Based Compensation

For purposes of determining the variables used in the calculation of stock compensation expense under the provisions of FASB ASC Topic 505, “Equity” and FASB ASC Topic 718, “Compensation — Stock Compensation,” we perform an analysis of current market data and historical company data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, we use these estimates as variables in the Black-Scholes option pricing model. Depending upon the number of stock options granted, any fluctuations in these calculations could have a material effect on the results presented in our statement of operations and other comprehensive income. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on our consolidated financial statements.  The Company recorded $0 and $131,506 stock based compensation respectively, for the year ended December 31, 2011 and December 31, 2010.

NEVADA GOLD HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 2 - RECENTLY ENACTED ACCOUNTING STANDARDS

Recently issued accounting standards

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310) A Creditors Determination of Whether a Restructuring Is a Troubled Debt Restructuring”.  The update clarifies the guidance on a creditors evaluation of whether it has granted a concession as well as clarifying the guidance when a creditor’s evaluation of whether a debtor is experiencing financial difficulties.  The guidance clarifies when a Company should record impairment due to concessions or the financial difficulties of the debtor.  The new standard is effective for fiscal years and interim periods ending after June 15, 2011.  The guidance should be applied retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption.  The adoption did not have a material effect on the Company’s consolidated financial position or results of operations.

In April 2011, the FASB issued ASU 2011-03, “Transfers and Servicing (Topic 860) Reconsideration of Effective Control for Repurchase Agreements”.  ASU 2011-03 applies to transactions where the seller transfers financial assets that both entitle and obligate the transferor to repurchase or redeem the financial assets before their maturity.  The amendments in this guidance remove from the assessment of effective control the criteria requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms even in the event of default by the transferee and the collateral maintenance guidance related to that criterion.  The new standard is effective for fiscal years and interim periods ending after December 15, 2011 and should be applied on a prospective basis.  The adoption does not have a material effect on the Company’s consolidated financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS”.  The amendment results in a consistent definition of fair value and ensures the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards (“IFRS”). This amendment changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This amendment will be effective for the Company on January 1, 2012. Based on current operations, the adoption is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05, “Comprehensive Income (Topic 220), and Presentation of Comprehensive Income”.  ASU 2011-05 amends the presentation of other comprehensive income and the Statement of Consolidated Operations. Under this amendment, entities will be required to present the total of comprehensive income, the components of net income,  and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of which reporting option is selected, the Company is required to present on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statements where the components of net income and the components of other comprehensive income are presented.   The current option to report other comprehensive income and its components in the statement of changes in equity has been eliminated. This amendment will be effective for the Company on January 1, 2012 and full retrospective application is required. The Company does not anticipate that this amendment will have a material impact on its financial statements.

NOTE 3 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

Under the going concern assumption, an entity is ordinarily viewed as continuing in business for the foreseeable future with neither the intention nor the necessity of liquidation, ceasing trading, or seeking protection from creditors pursuant to laws or regulations. Accordingly, assets and liabilities are recorded on the basis that the entity will be able to realize its assets and discharge its liabilities in the normal course of business.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

NEVADA GOLD HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

During the next year, the Company’s foreseeable cash requirements will relate to continual development of the operations of its business, maintaining its good standing and making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with research and development. The Company may experience a cash shortfall and be required to raise additional capital.

Historically, it has mostly relied upon internally generated funds and funds from the sale of shares of stock to finance its operations and growth. Management may raise additional capital through future public or private offerings of the Company’s stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company’s failure to do so could have a material and adverse affect upon it and its shareholders.

NOTE 4 – NOTES RECEIVABLE – RELATED PARTIES

On January 26, 2011, the Company made a loan of $200,000 to Hybrid Kinetic Motors Corporation, a related party.  On February 24, 2011, the Company made a loan of $400,000 to American Compass Inc., a related party; and on March 24, 2011, the Company made an additional loan of $400,000 to American Compass Inc.  On various dates from April to June, the Company has made additional loans with American Compass Inc. in the amount of $800,000, bring the total notes receivable from this party to $1,600,000. $480,000 was repaid during the year, bringing the new total to $1,120,000. Each of these loans is unsecured and due on demand with 3% interest per annum. As of December 31, 2011, total notes receivable were $1,320,000.

These loans led to interest receivables in the amount of $15,724 as of December 31, 2011.

NOTE 5 – NOTES PAYABLE

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

On May 24, 2010 the Company issued a $50,000 Secured Convertible Promissory Note to MLF Group, LLC, and an unrelated third-party entity.  The Note accrued interest at a rate of 10.0% per annum, and was due in full on or before May 14, 2011.  The Note was mandatorily convertible upon the closing of any securities or other financing resulting in gross cash proceeds to the Company in excess of $500,000.  In the event such a financing arrangement was consummated, the note would convert into shares of the Company’s common stock at a conversion price equal to the price per share paid by investors in the financing. The note was converted into common stock on October 29, 2010, pursuant to the Company’s private placement offering (see Note 4 – Equity Transactions).

On October 1, 2010 the Company received proceeds of $25,000 from a Bridge Note to MLF Group, LLC, and an unrelated third-party entity. The Bridge Note accrued interest at a rate of 10.0% per annum, and was due in full one year from the issue date.  The Bridge Notes was mandatorily convertible upon the closing of any securities or other financing resulting in gross cash proceeds to the Company in excess of $500,000.  In the event a Contingent Event is consummated, all outstanding principal and interest amounts of the Bridge Notes will automatically convert into the Company’s securities being sold in such financing at a conversion price equal to the purchase price paid by investors in such financing. The note was converted into common stock on October 29, 2010, pursuant to the Company’s private placement offering (see Note 4 – Equity Transactions).

In August 2010, the Company entered into a Secured Promissory Note Agreement with three unrelated third-party lenders whereby the Company borrowed a total of $125,000 from the lenders.  The notes accrued interest at a rate of 10% per annum, and were due in full exactly one year from the note date.  The Note was mandatorily convertible upon the closing of any securities or other financing resulting in gross cash proceeds to the Company in excess of $500,000.  In the event such a financing arrangement was consummated, the note would convert into shares of the Company’s common stock at a conversion price equal to the price per share paid by investors in the financing.  These notes were converted into common stock on October 29, 2010, pursuant to the Company’s private placement offering (see Note 7 – Capital Stock).

NEVADA GOLD HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

In December 2009, a $100,000 note was issued to Theory Capital Corp. with an interest of 10% per annum until paid in full. The note was due on June 4, 2010 but it was not paid. The Theory Note was mandatorily convertible into common stock upon the Company’s closing of a private placement offering. In the event such a financing arrangement was consummated, the note would convert into shares of the Company’s common stock at a conversion price equal to the price per share paid by investors in the financing. The note was converted into common stock on October 29, 2010, pursuant to the Company’s private placement offering (see Note 4 – Equity Transactions). Currently the common stocks have not been issued as of December 31, 2011; however, the shareholders have the right to claim the common stocks. The Company reclassified the $100,000 Theory convertible notes from notes payable to equity as of December 31, 2010 and the Company needs to issue the common stock for the $100,000 convertible notes soon.

NOTE 6 – ACCRUED EXPENSES

During the year ended December 31, 2011, the Company has accrued expense of $49,179 to Gottbetter & Partners, LLP as attorney service fee regarding general corporate matters and $22,000 regarding SEC matters. Total accrued expenses from professional services were $71,179. There is also an accrued director fee in the amount of $60,000 and accrued expenses related to an issuance of convertible note back in 2009 in the amount of $10,657. Together with the accrued interest from the Theory Capital Corp. note, total accrued expenses as of December 31, 2011 are $141,836.

NOTE 7 – CAPITAL STOCK

Contribution of Capital

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

NEVADA GOLD HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

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

On December 30, 2008, the Board of Directors of the Company adopted, and its stockholders approved, the 2008 Equity Incentive Plan (the “Plan”) which initially provided for incentive award grants of up to 266,667 shares of Common Stock.   However, in connection the Company’s 1-for-15 reverse stock split effected in September 2010, with stockholder approval, the Company amended the Plan to increase the total number of shares of Common Stock that may be granted pursuant to awards there under from 266,667 to 3,000,000, and to add a provision for automatic annual increases based on increases in the Company’s capitalization (the “Evergreen Clause”).

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

2011
Expected volatility	294%
Expected dividends	0%
Expected term (in years)	1
Risk-free rate	0.12%

A summary of option activity under the Plan as of December 31, 2011, and changes during the year then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2011	83,333	$2.001	3.9	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at December 31, 2011	83,333	$2.001	3.9	$-
Exercisable at December 31, 2011	83,333	$2.001	3.9	$-

The weighted-average grant-date fair value of options granted during the years ended December 31, 2011 and 2010 was both $0.

There was no change to the Company’s non-vested shares as of December 31, 2011

NEVADA GOLD HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

Warrants

During the year, the transaction for $108,137 in common stock shares and warrants for payment of debt pursuant to a private placement offering were reversed.

A summary of warrant activity as of December 31, 2011, and changes during the year then ended is presented below:

Warrants	Shares
Outstanding at January 1, 2011	39,048,023
Granted	-
Exercised	-
Forfeited or expired	(1,081,370)
Outstanding at December 31, 2011	37,966,653
Exercisable at December 31, 2011	37,966,653

NOTE 8 - SUPPLEMENTAL CASH FLOW INFORMATION

No amounts were paid for interest and income tax for the years ended December 31, 2011 and 2010. There were 3,133,356 shares of common stock and warrants issued upon the conversion of promissory notes pursuant to a private placement offering equivalent to $313,337 in 2010. There were 1,081,370 shares of common stock and warrants cancelled pursuant to a private placement offering equivalent to $108,137 in 2011.

NOTE 9 – INCOME TAX

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

Net deferred tax assets consist of the following components as of December 31, 2011 and 2010:

	2011	2010
Deferred tax assets:
NOL carryover	$1,611,227	$894,764
Valuation allowance	(1,611,227)	(894,764)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2011 and 2010 due to the following:

	2011	2010
Income tax benefit at statutory rate	$(716,463)	$(548,751)
Valuation allowance	716,463	548,751
	$-	$-

At December 31, 2011, the Company had net operating loss carryforwards of approximately $4 million that may be offset against future taxable income through 2032. No tax benefit has been reported in the December 31, 2011 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations.

NEVADA GOLD HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

Viewpoint Securities LLC (“Viewpoint”) filed a complaint on January 6, 2011, against the Company, its directors, and affiliates (including Far East Golden Resources Investment Ltd. and Hybrid Kinetic Group Ltd.) in San Diego County Superior Court alleging breach of contract, interference with contract, and interference with prospective business relations.  The complaint is based on a claim that Viewpoint was not paid a commission/finder’s fee under a Placement Agent Agreement with the Company. Viewpoint demands a commission of $302,000 and warrants to purchase approximately 3,002,000 shares of common stock with an exercise price of $0.10 per share, related to the October 29, 2010, private placement offering of units of the Company’s securities.

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

Due Date of Advance Minimum Royalty Payment	Amount of Advance Minimum Royalty Payment
January 15, 2008 (paid)	$10,000
January 15, 2009 (paid)	$15,000
January 15, 2010 (paid)	$30,000
January 15, 2011(paid)	$45,000
January 15, 2012 and annually thereafter during the term of the lease	The greater of $60,000 or the dollar equivalent of 90 ounces of gold.

NEVADA GOLD HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

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

The Company’s lease required us to perform $50,000 worth of physical work on the property for 2009. Starting in 2010 and thereafter, the Company must perform a minimum of $50,000 worth of work annually on the property, of which at least $25,000 is physical work.  Work performed in any year in excess of these amounts is carried forward to offset the obligation in future years.  The Company met its commitment for 2010 but did not do so for 2011.

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

NOTE 11 – RELATED PARTY TRANSACTIONS

Hybrid Kinetic Group Ltd. is the parent of the Company’s controlling stockholder, Far East Golden Resources.

Office services are provided without charge by the primary shareholder of the Company. Such costs are immaterial to the consolidated financial statements and, accordingly, have not been reflected therein.

NEVADA GOLD HOLDINGS, INC.

Notes to the Consolidated Financial Statements

December 31, 2011 and 2010

NOTE 12 – SIGNIFICANT TRANSACTIONS

There was a significant change to the Company’s management team during the fiscal year of 2011. Upon becoming the majority shareholders of the Company, they introduced a new management team to oversee the Company’s operations. The number of directors on the Board was increased to seven.

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

However, due to a highly probable litigation brought upon by a team of minority shareholders, the name-change and the reverse-split have not been finalized as of December 31, 2011.

NOTE 13 – SUBSEQUENT EVENTS

American Compass Inc., a related party, paid $900,000 to the Company in March 2012 to reduce its loan due to the Company.

The Company evaluated all events or transactions that occurred after December 31, 2011 through the date of this filing in accordance with FASB ASC 855 “Subsequent Events”. The Company determined that it does not have any additional subsequent event requiring recording or disclosure.