Form 10-Q
period 2012-03-31
Nevada Gold Holdings, Inc.
filed 2012-05-21
CIK 1369203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

   X .   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012.

or

       .   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission File Number:  000-52636

Nevada Gold Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	20-3724068
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 E. Colorado Blvd., Suite 888
Pasadena, CA	91101
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  X . No      .

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

As of May 18, 2012, there were 42,865,074 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

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

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, our inability to obtain adequate financing, insufficient cash flows and resulting illiquidity, our inability to expand our business, government regulations, lack of diversification, volatility in the price of gold, increased competition, results of arbitration and litigation, stock volatility and illiquidity, and our failure to implement our business plans or strategies. A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this Report appears in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “2011 Form 10-K”) in the section captioned “Risk Factors” and elsewhere in the 2011 Form 10-K and this Report.

Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them and to the risk factors. We disclaim any obligation to update the forward-looking statements contained in this Report to reflect any new information or future events or circumstances or otherwise.

You should read this Report in conjunction with the discussion under the caption “Risk Factors” in the 2011 Form 10-K, the audited consolidated financial statements and notes thereto in the 2011 Form 10-K, the unaudited consolidated financial statements and notes thereto in this Report, and other documents which we may file from time to time with the SEC.

PART I—FINANCIAL INFORMATION

Item 1.

Financial Statements.

NEVADA GOLD HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2012	2011
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$532,221	$9,276
Prepaid expense	153,191	35,000
Notes receivable - related party	200,000	1,320,000
Accrued interest receivable - related party	2,552	15,724
Other current assets	-	-
Total current assets	887,964	1,380,000

Mining reclamation bond	-	-

Total assets	$887,964	$1,380,000

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accounts payable	$17,238	$17,238
Notes payable	156,041	7,600
Other payable	9,020	14,510
Accrued expenses and other liabilities	70,658	141,836
Total current liabilities	252,957	181,184

Total liabilities	252,957	181,184

Stockholders' (deficit) equity
Preferred stock, $.001 par value; 10,000,000 shares authorized, 0 share issued and outstanding as of March 31, 2012 and December 31, 2011	-	-
Common stock, $.001 par value; 300,000,000 shares authorized, 43,844,054 shares issued and outstanding as of March 31, 2012 and December 31, 2011	43,844	43,844
Additional paid-in capital	5,286,323	5,286,323
Accumulated deficit	(4,695,160)	(4,131,351)
Total stockholders' (deficit) equity	635,007	1,198,816

Total liabilities and stockholders' (deficit) equity	$887,964	$1,380,000

See accompanying notes to condensed consolidated financial statements

NEVADA GOLD HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

UNAUDITED

	Three Months Ended March 31,		From Inception on October 2, 2008 Through March 31, 2012
	2012	2011

Revenues	$-	$-	$-

Operating Expenses
Research and development	35,000	16,290	500,797
General and administrative	530,519	218,167	3,836,041
Total operating expenses	565,519	234,457	4,336,838

Loss from operations	(565,519)	(234,457)	(4,336,838)

Interest income (expense)
Interest income	1,710	5,862	21,072
Other income	-	-	2,367
Gain on settlement of derivative liability	-	-	112,500
Interest expense	-	-	(494,261)
Total interest income (expense)	1,710	5,862	(358,322)

Loss before income taxes	(563,809)	(228,595)	(4,695,160)

Provision for income taxes	-	-	-

Net loss	$(563,809)	$(228,595)	$(4,695,160)

Net loss per share of common stock:
Basic	$(0.01)	$(0.01)

Weighted average number of shares outstanding	43,844,054	43,844,054

See accompanying notes to condensed consolidated financial statements

NEVADA GOLD HOLDINGS, INC.

(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

UNAUDITED

	Three Months Ended March 31,		From Inception on October 2, 2008 Through March 31, 2012
	2012	2011
Cash flows from operating activities
Net Income	$(563,809)	$(228,595)	$(4,695,160)
Adjustments to reconcile net income to net cash used by operating activities:
Stock based compensation	-	-	131,508
Common stock issued for services	-	-	290,590
Contributed services or common stock contributed for services	-	-	125,000
Gain on change in derivative liability	-	-	(112,500)
Interest expense related to intrinsic value of converted promissory notes	-	-	300,000
Changes in operating assets and liabilities:
Prepaid expenses	(118,191)	-	(153,191)
Notes receivables	1,120,000	-	(200,000)
Accrued interest receivable - related party	13,172	(2,433)	(2,552)
Other assets	-	-	-
Accounts payable and accrued interest payable	-	18,098	71,707
Other payable	(5,490)	-	(5,490)
Accrued expenses and other liabilities	(71,178)	-	70,658
Net cash used by operating activities	374,504	(212,930)	(4,179,430)

Cash flows from investing activities
Purchase of mining reclamation bond	-	-	-
Notes receivable - related parties	-	(1,000,000)	-
Change in cash held in trust	-	-	-
Net cash provided (used) by investing activities	-	(1,000,000)	-

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	-	-	4,313,210
Proceeds from notes payable	148,441	-	598,441
Payments on notes payable	-	-	(200,000)
Bank overdraft	-	25,587	-
Issuance of common stock	-	-	-
Net cash provided by financing activities	148,441	25,587	4,711,651

Net change in cash and cash equivalent	522,945	(1,187,343)	532,221

Cash and cash equivalent at the beginning of year	9,276	2,995,727	-

Cash and cash equivalent at the end of year	$532,221	$1,808,384	$532,221

Supplemental disclosures of cash flow Information:
Cash Paid for Interest	$-	$-	$8,082

See accompanying notes to condensed consolidated financial statements

NEVADA GOLD HOLDINGS, INC.

(An Exploration Stage Company)

Notes to the Unaudited Consolidated Financial Statements

For the three months ended March 31, 2012 and 2011

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

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows at March 31, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 audited consolidated financial statements. The results of operations for the periods ended March 31, 2012 and 2011 are not necessarily indicative of the operating results for the full years.

NEVADA GOLD HOLDINGS, INC.

(An Exploration Stage Company)

Notes to the Unaudited Consolidated Financial Statements

For the three months ended March 31, 2012 and 2011

Basic and diluted earnings per share

Basic earnings (loss) per share are computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the three months ended March 31, 2012 and 2011, fully diluted earnings per share excludes the dilutive effect of 43,844,054 common stock equivalents from options and warrants, because their inclusion would be anti-dilutive.

The following is a reconciliation of basic and diluted earnings per share for 2012 and 2011:

	Three months ended March 31,
Historical net loss per share:	2012	2011

Net income (loss)	$(563,809)	$(228,595)
Shares used in computing basic per share amounts (weighted average)
Net income (loss) per share:	43,844,054	43,844,054
Basic and Diluted	$(0.01)	$(0.01)

Recently issued accounting standards

In May 2011 the FASB issued additional guidance on fair value measurements that clarifies the application of existing guidance and disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance will not have a material impact on our financial statements.

In June 2011, the Financial Accounting Standards Board, or FASB, issued guidance regarding the presentation of comprehensive income. The new standard requires the presentation of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new standard also requires presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented. The updated guidance is effective on a retrospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The adoption of this guidance will not have a material impact on our financial statements.

NOTE 2 – PREPAID EXPENSE

The Company has entered into a lease with Gold Standard Royalty (GSR) and Gold Run Inc. for mineral right lease at the Tempo property in Lander County, Nevada. Per the lease, Nevada Gold is to pay the dollar equivalent of 90 oz of gold as advance minimum royalty to GSR from 2012 and onwards. The lease is in effect until terminated by either party. Payment in the amount of $153,191 was made during the three months ended March 31, 2012.

NEVADA GOLD HOLDINGS, INC.

(An Exploration Stage Company)

Notes to the Unaudited Consolidated Financial Statements

For the three months ended March 31, 2012 and 2011

NOTE 3 – NOTES RECEIVABLE

On January 26, 2011, the Company made a loan of $200,000 to Hybrid Kinetic Motors Corporation, a related party. On February 24, 2011, the Company made a loan of $400,000 to American Compass Inc.   (“ACI”), a related party; and on March 24, 2011, the Company made an additional loan of $400,000 to ACI. On various dates from April to June, the Company has made additional loans to ACI in the amount of $800,000, bring additional notes receivable from this party to $1,600,000 from February 2011 to June 2011. $480,000 was repaid by ACI during the year, bringing the new total to $1,120,000. Each of these loans is unsecured and due on demand with 3% interest per annum. During the three months ended March 31, 2012, the Company received payment from ACI to pay off the $1,120,000 loan. As of March 31, 2012, total notes receivable from related parties were $200,000.  The Company accrued interest receivables in the amount of $2,552 as of March 31, 2012.  Each of the borrowers is a wholly owned subsidiary of Hybrid Kinetic Group Ltd., which is also the parent of our controlling stockholder, Far East Golden Resources.  Hybrid Kinetic Group Ltd. guaranteed each of the loans.

NOTE 4 – NOTES PAYABLE

During the three months ended March 31, 2012, the Company has received an l over-payment from ACI to $156,041. This loan is interest-free and it is due on demand.

NOTE 5 – ACCRUED EXPENSES

During the year ended December 31, 2011, the Company has accrued director fee in the amount of $60,000 and accrued expenses related to an issuance of the convertible note back in 2009 in the amount of $10,657. Together with the accrued interest from the Theory Capital Corp. note, total accrued expenses as of March 31, 2012 are $70,658.

NOTE 6 – COMMITMENT AND CONTINGENCIES

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

NEVADA GOLD HOLDINGS, INC.

(An Exploration Stage Company)

Notes to the Unaudited Consolidated Financial Statements

For the three months ended March 31, 2012 and 2011

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

On March 31, 2012, the Company received a notice from the Committee on Foreign Investment in the United States (CFIUS) of the Department of the Treasury that an agency notice has been filed with regard to Far East Golden Resources Investment Limited’s acquisition of 88.4 percent of the outstanding common shares of the Company. On April 26, 2012, the Company received another notice from CFIUS that CFIUS is undertaking an investigation of that transaction. Further, it is indicated that the investigation will be completed no later than June 11, 2012. The Company has promptly responded to CFIUS’ inquiries and the outcome is yet to be determined..

NOTE 7 – FAIR VALUE MEASUREMENTS

Effective January 1, 2009, the Company adopted new fair value accounting guidance. The adoption of the guidance was limited to financial assets and liabilities and did not have a material effect on the Company’s financial condition or results of operations.

The guidance defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required or permitted to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact business and considers assumptions that market participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance. The guidance establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The guidance establishes three levels of inputs that may be used to measure fair value:

NEVADA GOLD HOLDINGS, INC.

(An Exploration Stage Company)

Notes to the Unaudited Consolidated Financial Statements

For the three months ended March 31, 2012 and 2011

Level 1 — Quoted prices in active markets for identical assets or liabilities.

Level 2 — Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which all significant inputs are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities

Level 3 — Unobservable inputs to the valuation methodology that is significant to the measurement of fair value of assets or liabilities.

Assets Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were comprised of the following types of instruments as of March 31, 2012:

	Total	Level 1	Level 2	Level 3

Cash (1)	$532,221	$532,221	$-	$-
Total cash equivalents as of March 31, 2012	$532,221	$532,221	$-	$-

(1)

Included in cash and cash equivalents on the Company's Balance Sheet.

NOTE 8 – RELATED PARTY TRANSACTIONS

Hybrid Kinetic Group Ltd. is the parent of the Company’s controlling stockholder, Far East Golden Resources.

Office services are provided without charge by the primary shareholder of the Company. Such costs are immaterial to the consolidated financial statements and, accordingly, have not been reflected therein.

NOTE 9 – SHAREHOLDERS’ EQUITY

In December 2009, a $100,000 note was issued to Theory Capital Corp. with an interest of 10% per annum until paid in full. The note was due on June 4, 2010 but it was not paid and it is now in default.  According to Theory Capital Agreement, upon closing of the private placement offering (“PPO”) on or before the due date, June 4, 2010, the outstanding principal amount of the Note shall automatically, without any action by lender or borrower, be converted into shares of Common Stock, at a price per share (the “Conversion Price”) equal to the price per share of Common Stock paid by investors in the PPO.  Even though the convertible note has not been paid, the agreement required the $100,000 need to be automatically converted to common stock when due on June 4, 2010. Currently the common stocks have not been issued as of March 31, 2012; however, the shareholders have the right to claim the common stocks. The Company reclassified the $100,000 Theory convertible notes from notes payable to equity as of December 31, 2010 and the Company needs to issue the common stock for the $100,000 convertible notes soon.

NOTE 10 – CAPITAL STOCK

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

NEVADA GOLD HOLDINGS, INC.

(An Exploration Stage Company)

Notes to the Unaudited Consolidated Financial Statements

For the three months ended March 31, 2012 and 2011

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

March 31, 2012
Expected volatility	294%
Expected dividends	0%
Expected term (in years)	1
Risk-free rate	0.12%

NEVADA GOLD HOLDINGS, INC.

(An Exploration Stage Company)

Notes to the Unaudited Consolidated Financial Statements

For the three months ended March 31, 2012 and 2011

A summary of option activity under the Plan as of March 31, 2012, and changes during the year then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	83,333	$2.001	3.9	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at March 31, 2012	83,333	$2.001	3.9	$-
Exercisable at March 31, 2012	83,333	$2.001	3.9	$-

The weighted-average grant-date fair value of options granted during the years ended March 31, 2012 and 2011 was both $0.

The Company recorded $0 stock-based compensation for the three months ended March 31, 2012 and there was no change to the Company’s non-vested shares as of three months ended March 31, 2012.

Warrants

A summary of warrant activity as of March 31, 2012, and changes during the year then ended is presented below:

Warrants	Shares
Outstanding at December 31, 2011	37,966,653
Granted	-
Exercised	-
Forfeited or expired	-
Outstanding at March 31, 2012	37,966,653
Exercisable at March 31, 2012	37,966,653

NOTE 11 – OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

The Company has not entered into any transactions with unconsolidated entities whereby it has financial guarantees, subordinated retained interests, or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligation under a variable interest in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to the Company.

NOTE 12 – GOING CONCERN

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

NEVADA GOLD HOLDINGS, INC.

(An Exploration Stage Company)

Notes to the Unaudited Consolidated Financial Statements

For the three months ended March 31, 2012 and 2011

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

Historically, it has mostly relied upon internally generated funds and funds from the sale of shares of stock to finance its operations and growth. Management may raise additional capital through future public or private offerings of the Company’s stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company’s failure to do so could have a material and adverse effect upon it and its shareholders.

NOTE 13 – SUBSEQUENT EVENTS

Management has reviewed material events subsequent to the three months ended March 31, 2012 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”. No additional disclosures are required.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Going Concern

The Company’s unaudited consolidated financial statements presented herein are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

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

Historically, it has mostly relied upon internally generated funds and funds from the sale of shares of stock to finance its operations and growth. Management may raise additional capital through future public or private offerings of the Company’s stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company’s failure to do so could have a material and adverse effect upon it and its shareholders.

Results of Operations

Three Months Ended March 31, 2012, compared to Three Months Ended March 31, 2011

Revenues and Other Income

During the three month period ended March, 2012, the Company remained in the exploration stage and we did not realize any revenues from operations. Similarly, we have not realized any revenues from operations during the period from inception through March 31, 2012.

Expenses

Operating expenses totaled  $565,519 in the three-month period ended March 31, 2012, an increase of  $331,062  compared to the $234,457 of operating expenses incurred during the three-month period ended March 31, 2011 due to an increase of general and administrative expenses.

Net Losses

As a result of the foregoing, the Company incurred a net loss of $563，809, or ($0.01) per share, for the three months ended March 31, 2012, compared to a net loss of $228,595, or ($0.01) per share, for the corresponding period ended March 31, 2011.

Liquidity and Capital Resources

As of March 31, 2012, we have $532,221 of cash on hand.

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

Item 4.

Controls and Procedures.

Under the supervision and with the participation of our principal financial and executive officers, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2012 (the “Evaluation Date”).  Based on this evaluation, such officers concluded as of the Evaluation Date that our disclosure controls and procedures were not effective to ensure that the information relating to us, including our consolidated subsidiaries, required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal financial and executive officers, as appropriate to allow timely decisions regarding required disclosure.

We are a small organization with limited personnel. We were unable to implement an effective system of disclosure controls and procedures as of the Evaluation Date. We expect to develop a system of disclosure controls and procedures in 2012 as we expand our business and develop our mining claims.

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

Item 1A.

Risk Factors.

There have been no material changes from Risk Factors as previously disclosed in our 2011 Form 10-K.

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

In reviewing any agreements included or incorporated by reference as exhibits to this Quarterly Report on Form 10-Q, please remember that they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about us or the other parties to the agreements. The agreements may contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the parties to the applicable agreement and:

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

101*§§

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 2012 and 2011, and from inception on October 2, 2008 through March 31, 2012, (iii) the Condensed Consolidated Statements of Cash Flows for the three month periods ended March 31, 2012 and 2011, and from inception on October 2, 2008 through March 31, 2012, and (v) Notes to Condensed Consolidated Financial Statements.

*

Filed/furnished  herewith

**  To be filed by amendment.

§§

Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEVADA GOLD HOLDINGS, INC.

Dated: May 21, 2012

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