Form 10-Q
period 2012-06-30
Nevada Gold Holdings, Inc.
filed 2012-08-20
CIK 1369203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X  . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  X  .No      .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      .No  X  .

As of August 18, 2011, there were 42,865,074 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

{00135598.4 / 0919-001}

NEVADA GOLD HOLDINGS, INC.

Form 10-Q

TABLE OF CONTENTS

Page

AVAILABLE INFORMATION

Nevada Gold Holdings, Inc. (“Nevada Gold,” the “Company,” “we,” “us,” or “our”) files annual, quarterly and current reports, proxy statements and other information with the United States Securities and Exchange Commission (“SEC”). You may read and copy any document we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549, U.S.A. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330 (or 1-202-551-8090). The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Our electronic SEC filings are available to the public at http://www.sec.gov.

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

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, our inability to obtain adequate financing, insufficient cash flows and resulting illiquidity, our inability to expand our business, government regulations, lack of diversification, volatility in the price of gold, increased competition, results of arbitration and litigation, stock volatility and illiquidity, and our failure to implement our business plans or strategies. A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this Report appears in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (the “2011 Form 10-K”) in the section captioned “Risk Factors” and elsewhere in the 2011 Form 10-K; in our subsequent Quarterly Reports on Form 10-Q; in our subsequent Current Reports on Form 8-K; and in this Report.

Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them and to the risk factors. We disclaim any obligation to update the forward-looking statements contained in this Report to reflect any new information or future events or circumstances or otherwise.

You should read this Report in conjunction with the discussion under the caption “Risk Factors” in the 2011 Form 10-K, the audited consolidated financial statements and notes thereto in the 2011 Form 10-K, the unaudited consolidated financial statements and notes thereto in this Report, and other documents which we have filed or may file from time to time with the SEC.

PART I—FINANCIAL INFORMATION

Item 1.

Financial Statements.

NEVADA GOLD HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2012 $	2011 $
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	126,521	9,276
Prepaid expense	76,595	35,000
Notes receivable - related party	200,000	1,320,000
Accrued interest receivable - related party	4,052	15,724
Other current assets	-	-
Total current assets	407,168	1,380,000

Mining reclamation bond	-	-

Total assets	407,168	1,380,000

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accounts payable	17,238	17,238
Notes payable	155,000	7,600
Other payable	17,801	14,510
Accrued expenses and other liabilities	72,981	141,836
Total current liabilities	263,020	181,184

Total liabilities	263,020	181,184

Stockholders' (deficit) equity
Preferred stock, $.001 par value; 10,000,000 shares authorized, 0 share issued and outstanding as of June 30, 2012 and December 31, 2011	-	-
Common stock, $.001 par value; 300,000,000 shares authorized, 43,844,054 shares issued and outstanding as of June 30, 2012 and December 31, 2011	43,844	43,844
Additional paid-in capital	5,286,323	5,286,323
Accumulated deficit	(5,186,019)	(4,131,351)
Total stockholders' (deficit) equity	144,148	1,198,816

Total liabilities and stockholders' (deficit) equity	407,168	1,380,000

See accompanying notes to condensed consolidated financial statements

NEVADA GOLD HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,		From Inception on October 2, 2008 Through June 30, 2012 $
	2012 $	2011 $	2012 $	2011 $

Revenues	-	-	-	-	-

Operating Expenses
Research and development	76,595	48,710	111,595	65,000	577,392
General and administrative	409,959	490,351	940,478	708,518	4,246,000
Total operating expenses	486,554	539,061	1,052,073	773,518	4,823,392

Loss from operations	(486,554)	(539,061)	(1,052,073)	(773,518)	(4,823,392)

Interest income (expense)
Interest income	1,749	10,500	3,459	16,362	22,821
Other income	-	8,062	-	8,062	2,367
Gain on settlement of derivative liability	-	-	-	-	112,500
Interest expense	(1,163)	-	(2,325)	-	(495,424)
Total interest income (expense)	587	18,562	1,134	24,424	(357,736)

Loss before income taxes	(485,968)	(520,499)	(1,050,939)	(749,094)	(5,181,128)

Provision for income taxes	3,729	-	3,729	-	3,729

Net loss	(489,697)	(520,499)	(1,054,668)	(749,094)	(5,184,857)

Net loss per share of common stock:
Basic	(0.01)	(0.01)	(0.02)	(0.02)

Weighted average number of shares outstanding	43,844,054	43,844,054	43,844,054	43,844,054

See accompanying notes to condensed consolidated financial statements

NEVADA GOLD HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
UNAUDITED

	Six Months Ended June 30,		From Inception on October 2, 2008 Through June 30, 2012 $
	2012 $	2011 $
Cash flows from operating activities
Net Income	(1,054,668)	(749,094)	(5,186,019)
Adjustments to reconcile net income to net cash used by operating activities:
Stock based compensation	-	-	131,508
Common stock issued for services	-	-	290,590
Contributed services or common stock contributed for services	-	-	125,000
Gain on change in derivative liability	-	-	(112,500)
Interest expense related to intrinsic value of converted promissory notes	-	-	300,000
Changes in operating assets and liabilities:
Prepaid expenses	(41,595)	(35,000)	(76,595)
Notes receivables	1,120,000	(1,828,553)	(200,000)
Accrued interest receivable - related party	11,672	(12,933)	(4,052)
Other assets	-	8,062	-
Accounts payable and accrued interest payable	-	10,919	71,707
Other payable	3,291	-	3,291
Accrued expenses and other liabilities	(68,855)	-	72,981
Net cash used by operating activities	(30,155)	(2,606,599)	(4,584,089)

Cash flows from investing activities
Purchase of mining reclamation bond	-	52,600	-
Notes receivable - related parties	-	-	-
Change in cash held in trust	-	-	-
Net cash provided (used) by investing activities	-	52,600	-

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	-	-	4,313,210
Proceeds from notes payable	147,400	-	597,400
Payments on notes payable	-	-	(200,000)
Bank overdraft	-	-	-
Issuance of common stock	-	-	-
Net cash provided by financing activities	147,400	-	4,710,610

Net change in cash and cash equivalent	117,245	(2,553,999)	126,521

Cash and cash equivalent at the beginning of year	9,276	2,995,727	-

Cash and cash equivalent at the end of year	126,521	441,728	126,521

Supplemental disclosures of cash flow Information:
Cash Paid for Interest	-	-	,082
See accompanying notes to condensed consolidated financial statements

NEVADA GOLD HOLDINGS, INC.

(A Development Stage Company)

Notes to the Unaudited Consolidated Financial Statements

For the three and six months ended June 30, 2012 and 2011

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

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows at June 30, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 audited consolidated financial statements. The results of operations for the periods ended June 30, 2012 and 2011 are not necessarily indicative of the operating results for the full years.

Basic and diluted earnings per share

Basic earnings (loss) per share are computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the three months ended June 30, 2012 and 2011, fully diluted earnings per share excludes the dilutive effect of 43,844,054 common stock equivalents from options and warrants, because their inclusion would be anti-dilutive.

The following is a reconciliation of basic and diluted earnings per share for 2012 and 2011:

	Six months ended June 30,
Historical net loss per share:	2012	2011

Net income (loss)	$(1,054,668)	$(749,094)
Shares used in computing basic per share amounts (weighted average)
Net income (loss) per share:	43,844,054	43,844,054
Basic and Diluted	$(0.02)	$(0.02)

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

NOTE 2 – PREPAID EXPENSE

The Company has entered into a lease with Gold Standard Royalty (GSR) and Gold Run Inc. for mineral right lease at the Tempo property in Lander County, Nevada. Per the lease, Nevada Gold is to pay the equivalent of 90 oz of gold as advance minimum royalty to GSR from 2012 and onwards. The lease is in effect until terminated by either party. Payment in the amount of $153,191 was made during the three months ended March 31, 2012. 50% of the prepayment was being expensed during the quarter ended June 30, 2012. As of June 30, 2012, the prepay amount is recorded as $76,595.

NOTE 3 – NOTES RECEIVABLE

On January 26, 2011, the Company made a loan of $200,000 to Hybrid Kinetic Motors Corporation, a related party. On February 24, 2011, the Company made a loan of $400,000 to American Compass Inc., a related party; and on March 24, 2011, the Company made an additional loan of $400,000 to American Compass Inc.  (ACI) on various dates from April to June, the Company has made additional loans with American Compass Inc. in the amount of $800,000, bring additional notes receivable from this party to $1,600,000 from February 2011 to June 2011. $480,000 was repaid during the year, bringing the new total to $1,120,000. Each of these loans is unsecured and due on demand with 3% interest per annum. During the three months, the Company received payment from ACI to pay off the $1,120,000 loan. As of June 30, 2012, total notes receivable were $200,000.  The Company accrued interest receivables in the amount of $4,052 as of June 30, 2012.  Each of the borrowers is a wholly owned subsidiary of Hybrid Kinetic Group Ltd., which is also the parent of our controlling stockholder, Far East Golden Resources.  Hybrid Kinetic Group Ltd. guaranteed each of the loans.

NOTE 4 – NOTES PAYABLE

As of June 30, 2012, the Company holds a loan payable to ACI in the amount of $155,000. This loan has a 3% interest rate per annum and it is due on demand. As of June 30, 2012, the accrued interest on this loan is $2,325.

NOTE 5 – ACCRUED EXPENSES

During the year ended December 31, 2011, the Company has accrued director fee in the amount of $60,000 and accrued expenses related to an issuance of the convertible note back in 2009 in the amount of $10,657. Together with the accrued interest from the Theory Capital Corp. note and the ACI note, total accrued expenses as of June 30, 2012 are $72,981.

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

On May 30, 2012, Nevada Gold received a notification from CFIUS (the “Notice”) proposing that Hybrid Kinetic Group Limited, a limited liability company incorporated in Bermuda (“Hybrid Kinetic”) (the ultimate controlling entity of FEGRI) and the U.S. Department of Defense (“DoD”) enter into a National Security Agreement as a measure to mitigate asserted risks to the national security of the United States determined to exist by CFIUS due to the fact that our Tempo property is in proximity to U.S. Naval Air Station Fallon, which agreement would have required, among other things, that Hybrid Kinetic and Nevada Gold take actions to sell, break or abandon all leases and claims at or near our Tempo mine site (the “Tempo Leases and Claims”) through the disavowal, transfer, or sale of all interests in the Tempo Leases and Claims.

On June 11, 2012, Hybrid Kinetic, FEGRI and Nevada Gold (collectively, the “Companies”) submitted to CFIUS a request to withdraw the Notice, in which Hybrid Kinetic and FEGRI agreed to undertake certain actions to divest their interests in Nevada Gold, in lieu of a disposition or abandonment by Nevada Gold of the Tempo Leases and Claims.  CFIUS, by letter dated June 11, 2012, granted the request for withdrawal, based upon the representations and commitments made by the Companies in the withdrawal request and subject to the terms and conditions imposed by CFIUS in an Order dated June 11, 2012.

Specifically, among other things, Hybrid Kinetic and its subsidiaries agreed, within 90 days from June 11, 2012, to divest all their interests in Nevada Gold. The Companies will notify the U.S. Department of Defense and the U.S. Department of the Treasury (the “USG Agencies”) of any proposed divestment no less than 10 calendar days in advance of effecting such divestment. The parties may proceed to complete the transfer after the 10 calendar day period expires if: (a) the USG Agencies do not object to the proposed transferee during the 10 calendar day advance notice period; (b) the proposed transferee is a U.S. citizen who is not a dual citizen or is an entity that is wholly owned by U.S. citizens who are not dual citizens; and (c) the proposed transferee has no prior direct or indirect contractual, financial, employment, familial, or other relationship with Hybrid Kinetic or persons that own or are employed by Hybrid Kinetic. In all other circumstances, Hybrid Kinetic will not complete the transfer until the USG Agencies inform Hybrid Kinetic in writing that the USG Agencies have no objection to the proposed transfer.  Further, no personnel, employee or agent of Hybrid Kinetic may access the property conveyed by the Tempo Leases and Claims or any other leases or claims in which Hybrid Kinetic has acquired any direct or indirect interest as a result of the Transaction or through Nevada Gold (collectively, the “Nevada Gold Leases and Claims”) without prior approval by the USG Agencies.  In addition, Hybrid Kinetic, including contractors and business representatives acting on its behalf, will not obtain, through any means, any ownership interest or control over Nevada Gold, including any representation on Nevada Gold’s Board of Directors, or any Nevada Gold Leases and Claims.  Until confirmation of the divestment, the USG Agencies will have access to the property conveyed by the Nevada Gold Leases and Claims.

The Order is enforceable, through injunctive or other judicial relief, and failure to comply with the Order may result in the imposition of civil or criminal penalties.

Hybrid Kinetic has submitted to CFIUS a proposed purchaser of FEGRI’s interests in Nevada Gold, and CFIUS is still reviewing the qualifications of the purchaser. We expect to have a final decision from CFIUS soon.  Hybrid Kinetic has informed us that it intends to comply with the terms of the Order in a timely fashion; however, there can be no assurance that it will do so in a manner acceptable to the USG Agencies or at all.

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

Assets Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were comprised of the following types of instruments as of June 30, 2012:

	Total	Level 1	Level 2	Level 3

Cash (1)	$532,221	$532,221	$-	$-
Total cash equivalents as of June 30, 2012	$532,221	$532,221	$-	$-

(1)

Included in cash and cash equivalents on the Company's Balance Sheet.

NOTE 8 – RELATED PARTY TRANSACTIONS

Hybrid Kinetic Group Ltd. is the parent of the Company’s controlling stockholder, Far East Golden Resources.

American Compass Inc. is a sister company with Nevada Gold Holdings, Inc.. Hybrid Kinetic Group Ltd  is also the parent company.

Office services are provided without charge by the primary shareholder of the Company. Such costs are immaterial to the consolidated financial statements and, accordingly, have not been reflected therein.

NOTE 9 – SHAREHOLDERS’ EQUITY

In December 2009, a $100,000 note was issued to Theory Capital Corp. with an interest of 10% per annum until paid in full. The note was due on June 4, 2010 but it was not paid and it is now in default.  According to Theory Capital Agreement, upon closing of the private placement offering (“PPO”) on or before the due date, June 4, 2010, the outstanding principal amount of the Note shall automatically, without any action by lender or borrower, be converted into shares of Common Stock, at a price per share (the “Conversion Price”) equal to the price per share of Common Stock paid by investors in the PPO.  Even though the convertible note has not been paid, the agreement required the $100,000 need to be automatically converted to common stock when due on June 4, 2010. Currently the common stocks have not been issued as of June 30, 2012; however, the shareholders have the right to claim the common stocks. The Company reclassified the $100,000 Theory convertible notes from notes payable to equity as of December 31, 2010 and the Company needs to issue the common stock for the $100,000 convertible notes soon.

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

June30, 2012
Expected volatility	294%
Expected dividends	0%
Expected term (in years)	1
Risk-free rate	0.12%

A summary of option activity under the Plan as of June 30, 2012, and changes during the year then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2011	83,333	$2.001	3.9	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited or expired	-	-	-	-
Outstanding at June 30, 2012	83,333	$2.001	3.9	$-
Exercisable at June 30, 2012	83,333	$2.001	3.9	$-

The weighted-average grant-date fair value of options granted during the periods ended June 30, 2012 and 2011 were $0.

The Company recorded $0 stock-based compensation for the six months ended June 30, 2012 and there was no change to the Company’s non-vested shares as of the six months ended June 30, 2012.

Warrants

A summary of warrant activity as of June 30, 2012, and changes during the year then ended is presented below:

Warrants	Shares
Outstanding at December 31, 2011	37,966,653
Granted	-
Exercised	-
Forfeited or expired	-
Outstanding at June 30, 2012	37,966,653
Exercisable at June 30, 2012	37,966,653

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

NOTE 13 – SUBSEQUENT EVENTS

Management has reviewed material events subsequent to the six months ended June 30, 2012 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”. No additional disclosures are required.

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

Results of Operations

Three Months Ended June 30, 2012, compared to Three Months Ended June 30, 2011

Revenues and Other Income

During the three month period ended June 30, 2012, the Company remained in the exploration stage and we did not realize any revenues from operations. Similarly, we have not realized any revenues from operations during the period from inception through June 30, 2012.

Expenses

Operating expenses, consisting entirely of general and administrative expenses, totaled $409,959 in the three-month period ended June, 2012, compared to $539,061 in the three-month period ended June 30, 2011, which consisted primarily of general and administrative expenses.

Net Losses

As a result of the foregoing, the Company incurred a net loss of $489,697, or ($0.01) per share, for the three months ended June 30, 2012, compared to a net loss of $520,499, or ($0.01) per share, for the corresponding period ended June 30, 2011.

Six Months Ended June 30, 2012, compared to Six Months Ended June 30, 2011.

Revenues and Other Income

During the six month period ended June 30, 2012, the Company remained in the exploration stage and we did not realize any revenues from operations. Similarly, we have not realized any revenues from operations during the period from inception through June 30, 2012.

Expenses

Operating expenses totaled $1,052,073 in the six-month period ended June 30, 2012, consisting primarily of general and administrative expenses of $940,478, coupled with research and development costs of $111,595.   Operating expenses totaled $ 773,518 in the six-month period ended June 30, 2011, consisting primarily of general and administrative expenses of $ 708,518, coupled with research and development costs of $ 65,000.

Net Losses

As a result of the foregoing, the Company incurred a net loss of $1,054,668, or ($0.02) per share, for the six months ended June 30, 2012, compared to a net loss of $749,094, or ($0.02) per share, for the corresponding period ended June 30, 2011.

Liquidity and Capital Resources

As of June 30, 2012, we have $126,521 of cash on hand.

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

Item 4.

Controls and Procedures.

Under the supervision and with the participation of our principal financial and executive officers, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2012 (the “Evaluation Date”).  Based on this evaluation, such officers concluded as of the Evaluation Date that our disclosure controls and procedures were not effective to ensure that the information relating to us, including our consolidated subsidiaries, required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal financial and executive officers, as appropriate to allow timely decisions regarding required disclosure.

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

CFIUS Matter

As previously reported, on March 30, 2012, we received a notice from the Committee on Foreign Investment in the United States (“CFIUS”) that an agency notice had been submitted to CFIUS on March 28, 2012 (the “Notice”) pursuant to Section 721 of the Defense Production Act of 1950, as amended, with regard to the acquisition in October 2010 by Far East Golden Resources Investment Limited, a Hong Kong incorporated entity (“FEGRI”), in a private placement offering of shares equal to approximately 88.4% (at the time) of the outstanding common stock of Nevada Gold (the “Transaction”); and on April 26, 2012, we received another notice from CFIUS that CFIUS was undertaking an investigation of that transaction.

On May 30, 2012, we received a notification from CFIUS (the “Notice”) proposing that Hybrid Kinetic Group Limited, a limited liability company incorporated in Bermuda (“Hybrid Kinetic”) (the ultimate controlling entity of FEGRI) and the U.S. Department of Defense (“DoD”) enter into a National Security Agreement as a measure to mitigate asserted risks to the national security of the United States determined to exist by CFIUS due to the fact that our Tempo property is in proximity to U.S. Naval Air Station Fallon, which agreement would have required, among other things, that Hybrid Kinetic and Nevada Gold take actions to sell, break or abandon all leases and claims at or near our Tempo mine site (the “Tempo Leases and Claims”) through the disavowal, transfer, or sale of all interests in the Tempo Leases and Claims.

On June 11, 2012, Hybrid Kinetic, FEGRI and Nevada Gold (collectively, the “Companies”) submitted to CFIUS a request to withdraw the Notice, in which Hybrid Kinetic and FEGRI agreed to undertake certain actions to divest their interests in Nevada Gold, in lieu of a disposition or abandonment by Nevada Gold of the Tempo Leases and Claims.  CFIUS, by letter dated June 11, 2012, granted the request for withdrawal, based upon the representations and commitments made by the Companies in the withdrawal request and subject to the terms and conditions imposed by CFIUS in an Order dated June 11, 2012.

Specifically, among other things, Hybrid Kinetic and its subsidiaries agreed, within 90 days from June 11, 2012, to divest all their interests in Nevada Gold. The Companies will notify the U.S. Department of Defense and the U.S. Department of the Treasury (the “USG Agencies”) of any proposed divestment no less than 10 calendar days in advance of effecting such divestment. The parties may proceed to complete the transfer after the 10 calendar day period expires if: (a) the USG Agencies do not object to the proposed transferee during the 10 calendar day advance notice period; (b) the proposed transferee is a U.S. citizen who is not a dual citizen or is an entity that is wholly owned by U.S. citizens who are not dual citizens; and (c) the proposed transferee has no prior direct or indirect contractual, financial, employment, familial, or other relationship with Hybrid Kinetic or persons that own or are employed by Hybrid Kinetic. In all other circumstances, Hybrid Kinetic will not complete the transfer until the USG Agencies inform Hybrid Kinetic in writing that the USG Agencies have no objection to the proposed transfer.  Further, no personnel, employee or agent of Hybrid Kinetic may access the property conveyed by the Tempo Leases and Claims or any other leases or claims in which Hybrid Kinetic has acquired any direct or indirect interest as a result of the Transaction or through Nevada Gold (collectively, the “Nevada Gold Leases and Claims”) without prior approval by the USG Agencies.  In addition, Hybrid Kinetic, including contractors and business representatives acting on its behalf, will not obtain, through any means, any ownership interest or control over Nevada Gold, including any representation on our Board of Directors, or any Nevada Gold Leases and Claims.  Until confirmation of the divestment, the USG Agencies will have access to the property conveyed by the Nevada Gold Leases and Claims.

The Order is enforceable, through injunctive or other judicial relief, and failure to comply with the Order may result in the imposition of civil or criminal penalties.

Hybrid Kinetic has submitted to CFIUS a proposed purchaser of FEGRI’s interests in Nevada Gold, and CFIUS is still reviewing the qualifications of the purchaser. We expect to have a final decision from CFIUS soon.  Hybrid Kinetic has informed us that it intends to comply with the terms of the Order in a timely fashion; however, there can be no assurance that it will do so in a manner acceptable to the USG Agencies or at all.

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

101**§§

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Operations for the three- and six- month periods ended June 30, 2012 and 2011, and from inception on October 2, 2008 through June 30, 2012, (iii) the Condensed Consolidated Statements of Cash Flows for the three- and six- month periods ended June 30, 2012 and 2011, and from inception on October 2, 2008 through June 30, 2012, and (v) Notes to Condensed Consolidated Financial Statements.

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

Dated: August 20, 2012

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