Form 10-Q
period 2012-09-30
Nevada Gold Holdings, Inc.
filed 2012-11-19
CIK 1369203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X  . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012.

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

Smaller reporting company

  X  .

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

PART I—FINANCIAL INFORMATION

Item 1.

Financial Statements.

NEVADA GOLD HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2012 $	2011 $
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	49,460	9,276
Prepaid expense	76,595	35,000
Notes receivable - related party	200,000	1,320,000
Accrued interest receivable - related party	5,552	15,724
Total current assets	331,607	1,380,000

Total assets	331,607	1,380,000

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accounts payable	17,238	17,238
Notes payable	459,417	7,600
Other payable	15,029	14,510
Accrued expenses and other liabilities	73,496	141,836
Total current liabilities	565,180	181,184

Total liabilities	565,180	181,184

Stockholders' (deficit) equity
Preferred stock, $.001 par value; 10,000,000 shares authorized, 0 share issued and outstanding as of September 30, 2012 and December 31, 2011	-	-
Common stock, $.001 par value; 300,000,000 shares authorized, 43,844,054 shares issued and outstanding as of September 30, 2012 and December 31, 2011	43,844	43,844
Additional paid-in capital	5,286,323	5,286,323
Accumulated deficit	(5,563,740)	(4,131,351)
Total stockholders' (deficit) equity	(233,573)	1,198,816

Total liabilities and stockholders' (deficit) equity	331,607	1,380,000

See accompanying notes to condensed consolidated financial statements

NEVADA GOLD HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,		From Inception on October 2, 2008 Through September 30, 2012 $
	2012 $	2011 $	2012 $	2011 $

Revenues	-	-	-	-	-

Operating Expenses
Research and development	-	-	111,595	65,000	577,392
General and administrative	377,473	592,605	1,317,951	1,301,123	4,624,634
Total operating expenses	377,473	592,605	1,429,546	1,366,123	5,202,026

Loss from operations	(377,473)	(592,605)	(1,429,546)	(1,366,123)	(5,202,026)

Interest income (expense)
Interest income	1,539	201	4,998	16,563	24,360
Other income	-	-	-	8,062	2,367
Gain on settlement of derivative liability	-	-	-	-	112,500
Interest expense	(1,788)	-	(4,113)	-	(497,212)
Total interest income (expense)	(249)	201	885	24,625	(357,985)

Loss before income taxes	(377,722)	(592,404)	(1,428,661)	(1,341,498)	(5,560,011)

Provision for income taxes	-	-	3,729	-	3,729

Net loss	(377,722)	(592,404)	(1,432,390)	(1,341,498)	(5,563,740)

Net loss per share of common stock:
Basic	(0.01)	(0.01)	(0.03)	(0.03)

Weighted average number of shares outstanding	43,844,054	43,844,054	43,844,054	43,844,054

See accompanying notes to condensed consolidated financial statements

NEVADA GOLD HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
UNAUDITED
	Nine Months Ended September 30,		From Inception on October 2, 2008 Through September 30, 2012 $
	2012 $	2011 $
Cash flows from operating activities
Net Income	(1,432,390)	(1,341,498)	(5,563,741)
Adjustments to reconcile net income to net cash used by operating activities:
Stock based compensation	-	-	131,508
Common stock issued for services	-	-	290,590
Contributed services or common stock contributed for services	-	-	125,000
Gain on change in derivative liability	-	-	(112,500)
Interest expense related to intrinsic value of converted promissory notes	-	-	300,000
Changes in operating assets and liabilities:
Prepaid expenses	(41,595)	(35,000)	(76,595)
Notes receivables	1,120,000	(1,728,553)	(200,000)
Accrued interest receivable - related party	10,172	(12,933)	(5,552)
Other assets	-	8,062	-
Accounts payable and accrued interest payable	-	11,468	71,707
Other payable	519	-	519
Accrued expenses and other liabilities	(68,339)	73,134	73,497
Net cash used by operating activities	(411,633)	(3,025,320)	(4,965,567)

Cash flows from investing activities
Purchase of mining reclamation bond	-	52,600	-
Net cash provided (used) by investing activities	-	52,600	-

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	-	-	4,313,210
Proceeds from notes payable	451,817	-	901,817
Payments on notes payable	-	-	(200,000)
Net cash provided by financing activities	451,817	-	5,015,027

Net change in cash and cash equivalent	40,184	(2,972,720)	49,460

Cash and cash equivalent at the beginning of year	9,276	2,995,727	-

Cash and cash equivalent at the end of year	49,460	23,007	49,460

Supplemental disclosures of cash flow Information:
Cash paid for tax	-	-	-
Cash paid for interest	-	-	8,082

See accompanying notes to condensed consolidated financial statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization, Nature of Business and Trade Name

Nevada Gold Holdings, Inc. (the “Company”), a development stage company, was incorporated under the laws of the State of Delaware on April 16, 2004.  Nevada Gold Enterprises, Inc., a Nevada corporation, was incorporated under the laws of the State of Nevada on October 2, 2008.  On December 31, 2008, Nevada Gold Acquisition Corp., a Nevada corporation formed on December 18, 2008, and a wholly owned subsidiary of Nevada Gold Holdings, Inc., merged with and into Nevada Gold Enterprises, Inc. Nevada Gold Enterprises, Inc. was the surviving corporation in the Merger. As a result of the Merger, Nevada Gold Enterprises, Inc., became a wholly-owned subsidiary of Nevada Gold Holdings, Inc. The Merger was treated as a reverse merger and recapitalization for financial accounting purposes. As a result of the merger, the Company recorded an aggregate stock issuance of 2,626,263 shares of common stock with a net value of $(180,978). The negative recapitalization net value recognized was the result of the Company restating the equity structure of the legal subsidiary using the exchange ratio established in the acquisition agreement to reflect the number of shares of the legal parent issued in the reverse acquisition.  Nevada Gold Enterprises, Inc. was considered the acquirer for accounting purposes, and Nevada Gold Holdings, Inc. is considered the surviving company for legal purposes. Accordingly, the accompanying financial statements present the historical financial statements of Nevada Gold Enterprises, Inc., as the historical financial statements of Nevada Gold Holdings, Inc., i.e. a reverse merger. The Company is engaged in the acquisition, exploration and development of gold mining claims in Nevada.

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

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows at September 30, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 audited consolidated financial statements. The results of operations for the periods ended September 30, 2012 and 2011 are not necessarily indicative of the operating results for the full years.

Earnings Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the three months ended September 30, 2012 and 2011, fully diluted earnings per share excludes the dilutive effect of 43,844,054 common stock equivalents from options and warrants, because their inclusion would be anti-dilutive.

The following is a reconciliation of basic earnings per share for 2012 and 2011:

	Nine months ended September 30,
Historical net loss per share:	2012	2011

Net income (loss)	$(1,432,390)	$(1,341,498)
Shares used in computing basic per share amounts (weighted average)
Net income (loss) per share:	43,844,054	43,844,054
Basic	$(0.03)	$(0.03)

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

NOTE 2 – PREPAID EXPENSE

The Company has entered into a lease with Gold Standard Royalty (GSR) and Gold Run Inc. for mineral right lease at the Tempo property in Lander County, Nevada. Per the lease, Nevada Gold is to pay the equivalent of 90 oz of gold as advance minimum royalty to GSR from 2012 and onwards. The lease is in effect until terminated by either party. Payment in the amount of $153,191 was made during the three months ended March 31, 2012. 50% of the prepayment was being expensed during the quarter ended June 30, 2012. As of September 30, 2012, the prepay amount is recorded as $76,595.

NOTE 3 – NOTES RECEIVABLE

On January 26, 2011, the Company made a loan of $200,000 to Hybrid Kinetic Motors Corporation, a related party. On February 24, 2011, the Company made a loan of $400,000 to American Compass Inc., a related party; and on March 24, 2011, the Company made an additional loan of $400,000 to American Compass Inc.  (ACI) on various dates from April to June, the Company has made additional loans with American Compass Inc. in the amount of $800,000, bring additional notes receivable from this party to $1,600,000 from February 2011 to June 2011. $480,000 was repaid during the year, bringing the new total to $1,120,000. Each of these loans is unsecured and due on demand with 3% interest per annum. During the three months, the Company received payment from ACI to pay off the $1,120,000 loan. As of September 30, 2012, total notes receivable were $200,000.  The Company accrued interest receivables in the amount of $5,552 as of September 30, 2012. Each of the borrowers is a wholly owned subsidiary of Hybrid Kinetic Group Ltd., which is also the parent of our controlling stockholder, Far East Golden Resources.  Hybrid Kinetic Group Ltd. guaranteed each of the loans.

NOTE 4 – NOTES PAYABLE

As of September 30, 2012, the Company holds a loan payable to ACI in the amount of $459,417. This loan has a 3% interest rate per annum and it is due on demand. As of September 30, 2012, the accrued interest on this loan is $4,113.

NOTE 5 – ACCRUED EXPENSES

During the year ended December 31, 2011, the Company has accrued director fee in the amount of $60,000 and accrued expenses related to an issuance of the convertible note back in 2009 in the amount of $10,657. Together with the accrued interest from the Theory Capital Corp. note and the ACI note, total accrued expenses as of September 30, 2012 are $73,496.

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

On March 31, 2012, the Company received a notice from the Committee on Foreign Investment in the United States (CFIUS) of the Department of the Treasury that an agency notice has been filed with regard to Far East Golden Resources Investment Limited’s acquisition of 88.4 percent of the outstanding common shares of the Company. On April 26, 2012, the Company received another notice from CFIUS that CFIUS is undertaking an investigation of that transaction. Further, it is indicated that the investigation will be completed no later than June 11, 2012. The Company has promptly responded to CFIUS’ inquiries and the outcome is yet to be determined.

Legal Proceedings

The Company is currently in dispute with a team of minority stockholders regarding the Company’s foregoing operations. Management has yet to receive a formal lawsuit but predicted the outcome of the litigation to be favorable to the Company.

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

Assets Measured at Fair Value on a Recurring Basis

The following table presents the Company’s financial assets and liabilities that are measured at fair value on a recurring basis which were comprised of the following types of instruments as of  September 30, 2012:

	Total	Level 1	Level 2	Level 3

Cash (1)	$49,460	$49,460	$-	$-
Total cash equivalents as of September 30, 2012	$49,460	$49,460	$-	$-

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

NOTE 9 – OFF BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

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

NOTE 10 – GOING CONCERN

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

NOTE 11 – SUBSEQUENT EVENTS

Management has reviewed material events subsequent to the nine months ended September 30, 2012 and prior to the filing of financial statements in accordance with FASB ASC 855 “Subsequent Events”. No additional disclosures are required.

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

Results of Operations

Three Months Ended September 30, 2012, compared to Three Months Ended September 30, 2011

Revenues and Other Income

During the three month period ended September 30, 2012, the Company remained in the exploration stage and we did not realize any revenues from operations. Similarly, we have not realized any revenues from operations during the period from inception through September 30, 2012.

Expenses

Operating expenses, consisting entirely of general and administrative expenses, totaled $377,473 in the three-month period ended September, 2012, compared to $592,605 in the three-month period ended September 30, 2011, which consisted primarily of general and administrative expenses.

Net Losses

As a result of the foregoing, the Company incurred a net loss of $377,722, or ($0.01) per share, for the three months ended September 30, 2012, compared to a net loss of $592,404, or ($0.01) per share, for the corresponding period ended September 30, 2011.

Nine Months Ended September 30, 2012, compared to Nine Months Ended September 30, 2011.

Revenues and Other Income

During the nine month period ended September 30, 2012, the Company remained in the exploration stage and we did not realize any revenues from operations. Similarly, we have not realized any revenues from operations during the period from inception through September 30, 2012.

Expenses

Operating expenses totaled $1,429,546 in the nine-month period ended September 30, 2012, consisting primarily of general and administrative expenses of $1,317,951, coupled with research and development costs of $111,595.  Operating expenses totaled $1,366,123 in the nine-month period ended September 30, 2011, consisting primarily of general and administrative expenses of $1,301,123, coupled with research and development costs of $65,000.

Net Losses

As a result of the foregoing, the Company incurred a net loss of $1,432,390, or ($0.03) per share, for the nine months ended September 30, 2012, compared to a net loss of $1,341,498, or ($0.03) per share, for the corresponding period ended September 30, 2011.

Liquidity and Capital Resources

As of September 30, 2012, we have $49,460 of cash and cash equivalents on hand, compared to $9,276 at December 31, 2011.

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

Item 4.

Controls and Procedures.

Under the supervision and with the participation of our principal financial and executive officers, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2012 (the “Evaluation Date”).  Based on this evaluation, such officers concluded as of the Evaluation Date that our disclosure controls and procedures were not effective to ensure that the information relating to us, including our consolidated subsidiaries, required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal financial and executive officers, as appropriate to allow timely decisions regarding required disclosure.

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

On Nov. 6, 2012, Hybrid Kinetic received a notice from CFIUS that in order to give Hybrid Kinetic additional time to comply with the divestment requirement, CFIUS granted an extension of the time frame within which Hybrid Kinetic must divest all interest in Nevada Gold, as specified in the Order, to Tuesday, November 20, 2012.  This modification does not affect any other provision of the Order or the application of any provision thereof.

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

101**§§

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) the Condensed Consolidated Statements of Operations for the three- and six- month periods ended September 30, 2012 and 2011, and from inception on October 2, 2008 through September 30, 2012, (iii) the Condensed Consolidated Statements of Cash Flows for the three- and six- month periods ended September 30, 2012 and 2011, and from inception on October 2, 2008 through September 30, 2012, and (v) Notes to Condensed Consolidated Financial Statements.

*	Filed/furnished herewith

**	To be filed by amendment

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

Dated: November 19, 2012

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