Form 10-K
period 2012-12-31
Nevada Gold Holdings, Inc.
filed 2013-04-15
CIK 1369203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

X .	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended: December 31, 2012

. .	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X . No      .

On June 29, 2012, the last business day of the registrant’s most recently completed second fiscal quarter, approximately 13,844,054 shares of its Common Stock, $0.001 par value per share (its only class of voting or non-voting common equity) were held by non-affiliates of the registrant. The market value of those shares was approximately $114,213, based on the average bid and asked price of $0.00825 per share of the Common Stock on that date. For this purpose, shares of Common Stock beneficially owned by each executive officer and director of the registrant and each beneficial owner of 10% or more of the Common Stock outstanding have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 10, 2013, there were 43,844,054 shares of the registrant’s common stock, par value $0.001, issued and outstanding.

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

Historical Development

Nevada Gold Holdings, Inc. (“Nevada Gold,” the “Company,” we,” “us,” or “our”) was incorporated as Nano Holdings International, Inc., in Delaware on April 16, 2004.  Prior to the Merger (as defined below), our business was to sell party and drinking supplies, including gelatin shot mixes, shot glasses, flavored sugar and salts, and various other drinking containers and paraphernalia.

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

NGE held rights to explore for gold on a property located in Austin, Nevada, known as the Tempo Mineral Prospect pursuant to a lease with Gold Standard Royalty Corporation (“Gold Standard”), a subsidiary of Golden Predator Mines Inc. that covered 206 contiguous unpatented lode claims, totaling 2,920 acres.  As a result of the Merger, NGE became a wholly owned subsidiary of NGHI.

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

Far East Golden Resources Investment Limited, a Hong Kong limited liability company (“Far East Golden Resources”), and a wholly owned subsidiary of Hybrid Kinetic Group Limited, an exempt company incorporated in Bermuda with limited liability, purchased 30,000,000 of the units in the 2010 PPO.  We agreed with Far East Golden Resources to increase the size of our Board of Directors to seven members, and Far East Golden Resources is entitled to nominate four candidates to the Board. Immediately following the initial closing of the 2010 PPO, Far East Golden Resources beneficially owned 86.1% of the Company’s outstanding Common Stock (calculated as set forth in Rule 13d-3 under the Securities Exchange Act of 1934, as amended), based on its holding 30,000,000 shares of Common Stock and warrants (that are currently exercisable) to purchase 30,000,000 shares of Common Stock, and based on 37,851,862 shares of Common Stock then outstanding. By the conclusion of the 2010 PPO, additional shares of Common Stock were outstanding, and Far East Golden Resources’ beneficial ownership had declined to approximately 82.3%.  As of April 10, 2013, Far East Golden Resources beneficially owns approximately 81.3% of our common stock.  See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Additional Claims

In October 2009, we located an additional 60 unpatented mining claims, in three groups.  These claims were contiguous with and lay within the area of interest (AOI) of the Tempo lease, and therefore, under the terms of the Tempo lease, were assigned to the lessor and became part of the leased property.

Termination of Tempo Lease

In January, 2013, our Board of Directors determined that the Company should cease its gold exploration activities and to refocus our business objectives on to seeking, investigating and, if such investigation warrants, engaging in a business combination with a private entity whose business presents an opportunity for our shareholders.  Accordingly, we did not pay to Gold Standard an advance minimum royalty payment of approximately $150,000 that was due by January 15, 2013, and in February 15, 2013, Gold Standard terminated our lease of the 266 contiguous unpatented lode claims on the Tempo Mineral Prospect.

Our Business Plan

We are no longer engaged in the business of exploring for gold.  We currently hold no mineral exploration or mining rights and do not intend to acquire any.

We intend to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders.  Our objectives discussed below are extremely general and are not intended to restrict discretion of our Board of Directors to search for and enter into potential business opportunities or to reject any such opportunities.

We have no particular business combination in mind and have not entered into any negotiations regarding such a combination. Neither our officers nor any of our affiliates has engaged in any negotiations with any representative of any company regarding the possibility of an acquisition or combination between our company and such other company. We have not yet entered into any agreement, nor do we have any commitment or understanding to enter into or become engaged in a transaction.

We will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. Further, we may acquire or combine with a venture that is in its preliminary or development stage, one that is already in operation or one that is in a more mature stage of its corporate existence. Accordingly, business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex.

We believe that there are numerous firms seeking the perceived benefits of a publicly registered corporation. These benefits are commonly thought to include the following:

•

the ability to use registered securities to acquire assets or businesses;

•

increased visibility in the marketplace;

•

greater ease of borrowing from financial institutions;

•

improved stock trading efficiency;

•

greater shareholder liquidity;

•

greater ease in subsequently raising capital;

•

ability to compensate key employees through stock options and other equity awards;

•

enhanced corporate image; and

•

a presence in the United States capital markets.

We have not conducted market research and are not aware of statistical data to support the perceived benefits of a merger or acquisition transaction for the owners of a business opportunity.

Target companies potentially interested in a business combination with us may include the following:

•

a company for which a primary purpose of becoming public is the use of its securities for the acquisition of other assets or businesses;

•

a company that is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

•

a company that desires to become public with less dilution of its common stock than would occur upon an traditional underwritten public offering;

•

a company that believes that it will be able to obtain investment capital on more favorable terms after it has become public;

•

a foreign company that may wish an initial entry into the United States securities markets;

•

a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified employee stock option plan; or

•

a company seeking one or more of the other mentioned perceived benefits of becoming a public company.

The analysis of new business opportunities will be undertaken by or under the supervision of our executive officers and directors, none of whom is a business analyst.  Therefore, it is anticipated that outside consultants or advisors may be utilized to assist us in the search for and analysis of qualified target companies.

A decision to participate or not in a specific business opportunity will be made based upon our analysis of the quality of the prospective business opportunity’s management and personnel, its assets, the anticipated acceptability of products or marketing concepts, the merit of a proposed business plan and numerous other factors that are difficult, if not impossible, to analyze using any objective criteria. We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities.

In our efforts to analyze potential acquisition targets, we will consider the following kinds of factors:

•

potential for growth, indicated by new technology, anticipated market expansion or new products;

•

competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

•

strength and diversity of management, either in place or scheduled for recruitment;

•

capital requirements and anticipated availability of required funds, to be provided by us or from operations, through the sale of additional securities, through bank loans or other commercial borrowing arrangements, through joint ventures or similar arrangements or from other sources;

•

the cost of participation by us as compared to the perceived tangible and intangible values and potentials;

•

the extent to which the business opportunity can be advanced;

•

the accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

•

other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data.

Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to our limited capital available for investigation, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, licensing agreement or other arrangement with another entity.  We also may acquire stock or assets of an existing business.  On the consummation of a transaction it is probable that the present management and shareholders of the company will no longer be in control of the company.  In addition, some or all of our officers and directors, as part of the terms of the acquisition transaction, likely will be required to resign and be replaced by one or more new officers and directors without a vote of our shareholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon exemption from registration under applicable federal and state securities laws.  In some circumstances, however, as a negotiated element of a transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter.  The issuance of substantial additional securities and their potential sale into any trading market which may develop in our securities may have a depressive effect on that market a.

While the actual terms of a transaction to which we may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition as a “tax-free” reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of our company that the target company shareholders would acquire in exchange for all of their shareholdings in the target company.  Depending upon, among other things, the target company’s assets and liabilities, our existing shareholders will in all likelihood hold a substantially lesser percentage ownership interest in our company following any merger or acquisition.  The percentage ownership of our existing shareholders may be subject to significant reduction in the event we acquire a target company with substantial assets.  Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our shareholders at such time.

We will participate in a business opportunity only after the negotiation and execution of appropriate agreements.  Although the terms of such agreements cannot be predicted, generally such agreements will require certain representations and warranties of the parties thereto, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with our attorneys and accountants, and will include miscellaneous other terms.

We are presently subject to the reporting requirements included of the Exchange Act.  Included in these requirements is our duty to file with the Securities and Exchange Commission (“SEC”) as part of a Current Report on Form 8-K after consummation of a merger or acquisition audited financial statements of the business acquired and pro forma financial information.  If such audited financial statements and pro forma financial information are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the Exchange Act, or if the audited financial statements provided do not conform to the representations made by the target company, the closing documents may provide that the proposed transaction will be voidable at the discretion of our present management.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others.  If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation would not be recoverable.  Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in our loss of the related costs incurred.

We do not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination.

We intend to continue to comply with the reporting requirements of the Exchange Act for so long as we are subject to those requirements.

Competition

We expect to encounter substantial competition in our efforts to identify and consummate a transaction with a business opportunity. The primary competition will be from other companies organized and funded for similar purposes, small venture capital partnerships and corporations, small business investment companies and wealthy individuals, all of which may have substantially greater financial and other resources than we do. In view of our limited financial resources and limited management availability, we may be at a competitive disadvantage compared to our competitors.

Compliance with Government Regulation

Since the Tempo lease is now terminated, we may have some residual obligations for re-contouring and re-vegetation of disturbed surface areas or other remediation work on that property. It is not possible to estimate the potential costs of such work, if any, at this time. Except as discussed above and under Part I, Item 2, “Legal Proceedings,” below, we are currently not subject to any material governmental regulations.

Employees

We currently have nine  full-time employees. In the future, if we acquire or initiate a new business, we may hire additional personnel as needed.

Research and Development Expenditures

We are not currently conducting any research and development activities.

Subsidiaries

NGE is our only subsidiary. The Company owns 100% of the stock of NGE.

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

An investment in our common stock involves a high degree of risk.  You should carefully consider the following risk factors before deciding to invest in our company.  If any of the following risks actually occur, our business, financial condition, results of operations and prospects for growth would likely suffer.  As a result, you may lose all or part of your investment in our company.

We are a development stage company and may never be able to effectuate our business plan.

We intend to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders.  As a development stage company with limited resources we may not be able to successfully effectuate our business plan.  There can be no assurance that we will ever achieve any revenues or profitability.  The revenue and income potential of our proposed business and operations is unproven as the lack of operating history makes it difficult to evaluate the future prospects of our business.

We require financing to acquire businesses and implement our business plan.  We cannot assure you that we will be successful in obtaining financing or acquiring businesses, or in operating those acquired businesses in a profitable manner.

We expect losses in the future because we have no revenue.

As we have no current revenue, we are expecting losses over the next 12 months because we do not yet have any revenues to offset the expenses associated with our business plan.  We cannot guarantee that we will ever be successful in generating revenues in the future.  We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations.  There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

If our business plans are not successful, we may not be able to continue operations as a going concern and our stockholders may lose their entire investment in us.

Since inception, we have had no revenues and incurred a cumulative net loss of $6,021,153 through December 31, 2012.  This raises substantial doubt about our ability to continue as a going concern.  We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination.  This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity.  We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.  If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

We do not have any agreement for a business combination or other transaction.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity.  We cannot assure you that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination.  Management has not identified any particular industry or specific business within an industry for evaluation.  We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that future funds allocated to the purchase of our shares will not be invested in a company with active business operations.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company.  While business combinations with entities having established operating histories are preferred, there can be no assurance that we will be successful in locating candidates meeting such criteria.  The decision to enter into a business combination will likely be made without detailed feasibility studies, independent analysis, market surveys or similar information which, if we had more funds available to it, would be desirable.  In the event we complete a business combination the success of our operations will be dependent upon management of the target company and numerous other factors beyond our control.  We cannot assure you that we will identify a target company and consummate a business combination.

There is competition for those private companies suitable for a merger or combination transaction of the type contemplated by management.

We are in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination.  We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities.  A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us.  Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.  These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

We have not conducted market research to identify business opportunities, which may affect our ability to identify a business to merge with or acquire.

We have neither conducted nor have others made available to us results of market research concerning prospective business opportunities.  Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us.  Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available.  There is no assurance that we will be able to acquire a business opportunity on terms favorable to us.  Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

Management intends to devote only a limited amount of time to seeking a target company, which may adversely impact our ability to identify a suitable acquisition candidate.

While seeking a business combination, management anticipates devoting very limited time to our affairs in total.  None of our officers has entered into a written employment agreement with us and is not expected to do so in the foreseeable future.  This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

We are dependent on the services of our executive officers to obtain capital required to implement our business plan and for identifying, investigating, negotiating and integrating potential acquisition opportunities.  The loss of services of senior management could have a substantial adverse effect on us.  The expansion of our business will be largely contingent on our ability to attract and retain highly qualified corporate and operations level management team.  We cannot assure you that we will find suitable management personnel or will have financial resources to attract or retain such people if found.

The time and cost of preparing a private company to become a public reporting company may preclude us from entering into a merger or acquisition with the most attractive private companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition.  Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including audited financial statements for the company acquired.

The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition.  Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

We may be subject to further government regulation which would adversely affect our operations.

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended (the “Investment Company Act”), since we will not be engaged in the business of investing or trading in securities.  If we engage in business combinations that result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act.  If so, we could be required to register as an investment company and could be expected to incur significant registration and compliance costs.  We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

Any potential acquisition or merger with a foreign company may subject us to additional risks.

If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States.  These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences.  Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

We will need to raise additional capital to execute our business plan.  If our operations do not produce the necessary cash flow, or if we cannot obtain needed funds, we may be forced to reduce or cease our activities with consequent loss to investors.

We have a need for cash in order to pay obligations currently due in a timely manner, and to finance our business operations.  Our continued operations will depend upon the sustainability of cash flow from our ability to raise additional funds, as required, through equity or debt financing.  There is no assurance that we will be able to obtain additional funding when it is needed, or that such funding, if available, will be obtainable on terms acceptable to us.  If we cannot obtain needed funds, we may be forced to reduce or cease our activities with consequent loss to investors.  In addition, should we incur significant presently unforeseen expenses or delays, we may not be able to accomplish our goals.

If we fail to develop and maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud, as a result, current and potential shareholders could lose confidence in our financial reports, which could harm our business and the trading price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud.  Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal controls over financial reporting.  We plan to comply with Section 404 by strengthening, assessing and testing our system of internal controls to provide the basis for our report.  The process of strengthening our internal controls and complying with Section 404 is expensive and time consuming, and requires significant management attention, especially given that we have not yet undertaken any efforts to comply with the requirements of Section 404.  We cannot be certain that the measures we will undertake will ensure that we will maintain adequate controls over our financial processes and reporting in the future.  Furthermore, if we are able to rapidly grow our business, the internal controls that we will need will become more complex, and significantly more resources will be required to ensure our internal controls remain effective.  Failure to implement required controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.  If we discover a material weakness in our internal controls, the disclosure of that fact, even if the weakness is quickly remedied, could diminish investors’ confidence in our financial statements and harm our stock price.  In addition, non-compliance with Section 404 could subject us to a variety of administrative sanctions, including the suspension of trading, ineligibility for listing on the OTC Bulletin Board, one of the national securities exchanges, and the inability of registered broker-dealers to make a market in our common stock, which would further reduce our stock price.

Our principal stockholder owns a controlling interest in our voting stock and investors will not have any voice in our management, which could result in decisions adverse to our general shareholders.

Far East Golden Resources beneficially owns approximately 81.3% of our outstanding common stock.  As a result, it will have the ability to control substantially all matters submitted to our stockholders for approval including: (a) election of our Board of Directors (“Board”); (b) removal of any of our directors; (c) amendments of our Certificate of Incorporation or bylaws; (d) adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us, or (e) other significant corporate transactions.

Our failure to adopt certain corporate governance procedures may prevent us from obtaining a listing on a national securities exchange.

None of our directors is “independent” as that term is defined in the rules of any national securities exchange.  As a result, we do not have an audit, compensation or nominating and corporate governance committee.  The functions of such committees would perform are performed by the Board as a whole.  Consequently, there is a potential conflict of interest in Board decisions that may adversely affect our ability to become a listed security on a national securities exchange and as a result adversely affect the liquidity of our common stock.

Trading in our shares of common stock is limited, and will not improve unless we increase our sales, become profitable and secure more active market makers.

There is a limited trading market for our common stock.  There can be no assurance that a regular trading market for our securities will ever develop or that if developed it will be sustained.  The trading price of our securities could be subject to wide fluctuations, in response to quarterly variations in our operating results, announcements by us or others, developments affecting us, and other events or factors.  In addition, the stock market has experienced extreme price and volume fluctuations in recent years.  These fluctuations have had a substantial effect on the market prices for many companies, often unrelated to the operating performance of such companies, and may adversely affect the market prices of the securities Such risks could have an adverse effect on the stock’s future liquidity.

We may, in the future, issue additional common shares, which would reduce investors’ percent of ownership and may dilute our share value.

Our Certificate of Incorporation, as amended, authorizes the issuance of 310,000,000 shares, consisting of 300,000,000 shares of common stock $0.001 par value, and 10,000,000 shares of preferred stock, $0.001 par value.  The future issuance of common stock, including shares that may be issued upon conversion of shares of preferred stock, may result in substantial dilution in the percentage of our common stock held by our then existing shareholders.  We may value any common stock issued in the future on an arbitrary basis.  The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

Our Board of Directors is authorized to issue up to 10 million shares of preferred stock with powers, rights and preferences designated by it which may be issued to create voting impediments or to frustrate persons seeking to effect a takeover or otherwise gain control of our company, thereby preventing you from realizing a premium over the market value of your shares.

Our Board is authorized to issue up to 10 million shares of preferred stock with powers, rights and preferences designated by it.  Shares of voting or convertible preferred stock could be issued, or rights to purchase such shares could be issued, to create voting impediments or to frustrate persons seeking to effect a takeover or otherwise gain control of our company.  The ability of the Board to issue such additional shares of preferred stock, with rights and preferences it deems advisable, could discourage an attempt by a party to acquire control of our company by tender offer or other means.  Such issuances could therefore deprive stockholders of benefits that could result from such an attempt, such as the realization of a premium over the market price for their shares in a tender offer or the temporary increase in market price that such an attempt could cause.  Moreover, the issuance of such additional shares of preferred stock to persons friendly to the Board could make it more difficult to remove incumbent managers and directors from office even if such change were to be favorable to stockholders generally.

Our common shares are subject to the “penny stock” rules of the SEC, and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

Rule 15g-9 under the Exchange Act establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, the rules require: (a) that a broker or dealer approve a person’s account for transactions in penny stocks; and (b) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must: (a) obtain financial information and investment experience objectives of the person; and (b) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form: (a) sets forth the basis on which the broker or dealer made the suitability determination; and (b) that the broker or dealer received a signed, written agreement from the investor prior to the transaction.  Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules.  This may make it more difficult for investors to dispose of our Common shares and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.  Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business.  We do not anticipate paying any cash dividends on our common stock in the foreseeable future.  Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.  We cannot assure you that you will be able to sell shares when you desire to do so.

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

We do not own or lease any other real property or any plants, mines or other physical properties.

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

CFIUS Matter

As previously reported, on March 30, 2012, we received a notice from the Committee on Foreign Investment in the United States (“CFIUS”) that an agency notice had been submitted to CFIUS on March 28, 2012 (the “Notice”) pursuant to Section 721 of the Defense Production Act of 1950, as amended, with regard to the acquisition in October 2010 by Far East Golden Resources, in a private placement offering of shares equal to approximately 88.4% (at the time) of the outstanding common stock of Nevada Gold (the “Transaction”); and on April 26, 2012, we received another notice from CFIUS that CFIUS was undertaking an investigation of that transaction.

On May 30, 2012, we received a notification from CFIUS (the “Notice”) proposing that Hybrid Kinetic Group Limited, a limited liability company incorporated in Bermuda (“Hybrid Kinetic”) (the ultimate controlling entity of Far East Golden Resources) and the U.S. Department of Defense (“DoD”) enter into a National Security Agreement as a measure to mitigate asserted risks to the national security of the United States determined to exist by CFIUS due to the fact that our Tempo property is in proximity to U.S. Naval Air Station Fallon, which agreement would have required, among other things, that Hybrid Kinetic and Nevada Gold take actions to sell, break or abandon all leases and claims at or near our Tempo mine site (the “Tempo Leases and Claims”) through the disavowal, transfer, or sale of all interests in the Tempo Leases and Claims.

On June 11, 2012, Hybrid Kinetic, Far East Golden Resources and Nevada Gold (collectively, the “Companies”) submitted to CFIUS a request to withdraw the Notice, in which Hybrid Kinetic and Far East Golden Resources agreed to undertake certain actions to divest their interests in Nevada Gold, in lieu of a disposition or abandonment by Nevada Gold of the Tempo Leases and Claims.  CFIUS, by letter dated June 11, 2012, granted the request for withdrawal, based upon the representations and commitments made by the Companies in the withdrawal request and subject to the terms and conditions imposed by CFIUS in an Order dated June 11, 2012.

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

Hybrid Kinetic has submitted to CFIUS a proposed purchaser of Far East Golden Resources’s interests in Nevada Gold, and CFIUS is still reviewing the qualifications of the purchaser. We expect to have a final decision from CFIUS soon.  Hybrid Kinetic has informed us that it intends to comply with the terms of the Order in a timely fashion; however, there can be no assurance that it will do so in a manner acceptable to the USG Agencies or at all.

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

On March 13, 2013, Hybrid Kinetic received a notice from CFIUS that CFIUS does not object to Hybrid Kinetic’s transfer of all its interest in Nevada Gold to an unrelated third party. This unrelated third party is conducting due diligence on the purchase of the shares currently owned by Hybrid Kinetic. Further, immediately upon completing the divestment, the parties are required to provide CFIUS copies of the documents effectuating the divestment and a signed statement by a Hybrid Kinetic officer certifying that Hybrid Kinetic has divested all of its interest in Nevada Gold.

We believe that the termination of the Tempo lease in February 2013 renders CFIUS’ concerns moot, and we have asked them to rescind the Order.

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

Period	High	Low

Fiscal Year Ending December 31, 2011:
First Quarter	$0.400	$0.100
Second Quarter	0.230	0.050
Third Quarter	0.050	0.010
Fourth Quarter	0.030	0.001

Fiscal Year Ending December 31, 2012:
First Quarter	$0.017	$0.001
Second Quarter	0.015	0.003
Third Quarter	0.008	0.005
Fourth Quarter	0.007	0.004

Holders

As of April 10, 2013, there were 43,844,054 shares of our Common Stock issued and outstanding held by 27 shareholders of record.

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

Restrictions on the Use of Rule 144 by Security Holders of Shell Companies or Former Shell Companies

Rule 144(i) under the Securities Act prohibits reliance on the exemption from registration provided by Rule 144 for resale of securities issued by any shell company (other than business combination related shell companies) or any issuer that has been at any time previously a shell company.  The SEC has provided an exception to this prohibition, however, if the following conditions are met:

•

the issuer of the securities that was formerly a shell company has ceased to be a shell company;

•

the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act;

•

the issuer of the securities has filed all Exchange Act reports and material required to be filed, as applicable, during the preceding 12 months (or such shorter period that the issuer was required to file such reports and materials), other than Form 8-K reports; and

•

at least one year has elapsed from the time that the issuer filed current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

As a result, our existing stockholders will not be able to sell the shares pursuant to Rule 144 without registration one year after we have completed our initial business combination, if any, assuming we meet the four conditions of a former shell company stated above at such time.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of December 31, 2012, information with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:

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

Under the Evergreen Clause, unless otherwise determined by the Board, at the beginning of each fiscal year beginning with the 2011 fiscal year, the number of shares subject to issuance pursuant to awards granted under the 2008 Plan will be automatically increased to an amount equal to 5% of the number of outstanding shares of common stock, together with all shares of common stock issuable upon conversion of convertible debt and equity securities (including interest accrued thereon), and all shares of common stock issuable upon exercise of options, warrants or other rights (excluding options issued under the 2008 Plan) having an exercise price equal to or less than the fair market value (as defined in the 2008 Plan) at the time of measurement on the last day of the immediately preceding fiscal year. Therefore, pursuant to the Evergreen Clause, the number of shares subject to issuance under the terms of the 2008 Plan, as of January 1, 2013, was 6,650,625.

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

Going Concern

In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least the end of 2013.  The Company expects to finance its operations primarily through one or more future financings.  However, there exists substantial doubt about the Company’s ability to continue as a going concern for at least the next twelve months, because the Company will be required to obtain additional capital in the future to continue its operations and there is no assurance that it will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all.  Our independent auditors have included an explanatory paragraph in their report on our consolidated financial statements included in this report that raises substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.  We have generated no operating revenues since our inception. We had an accumulated deficit of $6,021,153 as of December 31, 2012. Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.  Our audited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which implies we will continue to meet our obligations and continue our operations for the next twelve months.  Realization values may be substantially different from carrying values as shown, and our consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of the going concern uncertainty.

Overview

Historically, we were engaged in the business of exploring for gold.  During the fiscal year ended December 31, 2013, we engaged in limited oil and gas activities, had minimal operations, and generated no revenues.  In January 2013, our management determined to discontinue our gold exploration activities and to focus on attempting to acquire other assets or business operations that would maximize shareholder value.  No specific assets or businesses have been definitively identified and there is no certainty that any such assets or business will be identified or any transactions will be consummated.  See Part I, Item 1, “Business—Our Business Plan,” and Part I, Item 1A, “Risk Factors,” for additional information and risks associated with our proposed business plan.

We expect that we will need to raise funds in order to effectuate our business plan.  We may seek additional investors to purchase our stock to provide us with working capital to fund our operations.  Thereafter, we will seek to establish or acquire businesses or assets with additional funds raised either via the issuance of shares or debt.  There can be no assurance that additional capital will be available to us at all or on acceptable terms.  We may seek to raise the required capital by other means.  We may have to issue debt or equity or enter into a strategic arrangement with a third party.  We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds will have a severe negative impact on our ability to remain a viable company.  In pursuing the foregoing goals, we may seek to expand or change the composition of the Board or make changes to our current capital structure, including issuing additional shares or debt and adopting a stock option plan.

We do not expect to generate any revenues over the next twelve months.  Our principal business objective for the next twelve months will be to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders.

During the next 12 months we anticipate incurring costs related to filing of Exchange Act reports, and possible costs relating to consummating an acquisition or combination.  We believe we will be able to meet these costs through use of funds in our treasury and additional amounts, as necessary, to be loaned by or invested in us by our stockholders, management or other investors.  We have no specific plans, understandings or agreements with respect to the raising of such funds, and we may seek to raise the required capital by the issuance of equity or debt securities or by other means.  Since we have no such arrangements or plans currently in effect, our inability to raise funds for the consummation of an acquisition may have a severe negative impact on our ability to become a viable company.  We estimate that the level of working capital needed for these general and administrative costs for the next twelve months will be approximately $1,800,000.  However, this estimate is subject to change, depending on the number of transactions in which we ultimately become involved.

We intend to contract out certain technical and administrative functions on an as-needed basis in order to conduct our operating activities. Our management team will select and hire these contractors and manage and evaluate their work performance.

Results of Operations

Year Ended December 31, 2012, compared to Year Ended December 31, 2011

Revenues and Other Income

During the twelve month period ended December 31, 2012, the Company remained in the exploration stage and we did not realize any revenues from operations.  Similarly, we did not realize any revenues from operations during the period from inception through December 31, 2012.

Expenses

General and administrative expenses totaled $1,699,816, in the year ended December 31, 2012, a decrease of $64,682 from the $1,764,498 of general and administrative expenses incurred in the year ended December 31, 2011.  Exploration costs totaled $188,191 for the year ended December 31, 2012, an increase of $106,901 from the $81,290 in exploration costs incurred during the year ended December 31, 2011.  During the year ended December 31, 2012, the Company also recognized interest expense of $8,300.

Net Losses

As a result of the foregoing, the Company incurred a net loss of $1,889,802, or ($0.04) per share, in the year ended December 31, 2012, compared to a net loss of $1,837,034, or ($0.04) per share, for the year ended December 31, 2011.

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

2010 PPO

On October 29, 2010, November 16, 2010, and November 19, 2010 we held closings of the 2010 PPO for a total of 38,833,356 units of our securities, at an offering price of $0.10 per unit, each unit consisting of one share of Common Stock and a warrant to purchase one share of Common Stock for a period of five years, at an exercise price of $0.10 per share.  Of the $3,883,337 gross proceeds, $3,450,000 consisted of cash consideration, $313,337 came from the automatic conversion of principal of and interest on the convertible notes, and $120,000 represented the discharge of certain accounts payable.  We applied the net proceeds of the 2010 PPO to explore for gold at our property in northern Nevada and to determine if it contains gold deposits that can be mined at a profit and for general working capital purposes.

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

Loans to and from Related Parties

On January 26, 2011, the Company made a loan of $200,000 to Hybrid Kinetic Motors Corporation, a related party; on February 24, 2011, the Company made a loan of $400,000 to American Compass Inc., a related party; and on March 24, 2011, the Company made an additional loan of $400,000 to American Compass Inc.  On various dates from April to June 2010, the Company made additional loans to American Compass Inc. in the amount of $800,000.00, bringing the total notes loans to this party to $1,600,000.  Each of these loans was originally payable on December 31, 2011, and is currently due on demand.  Each of these loans is unsecured and bears interest at 3% per annum.  $480,000 was repaid by American Compass during 2011, and the balance of its loan was repaid in full with interest in 2012. As of December 31, 2012, the total principal of these notes receivable plus accrued interest was $207,052. Subsequent to December 31, 2012, no additional principal amount of the loans was repaid by Hybrid Kinetic.  Each of the borrowers is a wholly owned subsidiary of Hybrid Kinetic Group Ltd., which is also the parent of our controlling stockholder, Far East Golden Resources.  Hybrid Kinetic Group Ltd. guaranteed each of the loans.  We expect that all of these loans will be repaid to the Company by Hybrid Kinetic by the end of 2013.

The Company received a loan of $784,316.35 from American Compass Inc. at the end of 2012.  This is a non-interest bearing loan guaranteed by HK Group Ltd. The full amount is still outstanding at the date of this Report.

Liquidity and Capital Resources

At December 31, 2012, we had $7,412 of cash and cash equivalents on hand, compared to $9,276 at December 31, 2011.

We estimate our general and administrative costs will require approximately $1,800,000.00 for the 2013 calendar year exclusive of any business acquisition or combination costs.  We plan to raise the necessary funds through loans from affiliates.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Our audited financial statements as of, and for the years ended, December 31, 2012 and 2011, are included beginning on page F-1 immediately following the signature page to this Report.  See Item 15 for a list of the financial statements included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (our principal executive and principal financial officer), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2012 (the “Evaluation Date”).  Based on this evaluation, our Chief Executive Officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective to ensure that the information relating to us, including our consolidated subsidiaries, required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management has conducted, with the participation of our principal executive officer and principal financial officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2012 (the “Evaluation Date”).  In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weakness: We were unable to implement a system of segregation of duties necessary to establish an effective system of internal controls as of the Evaluation Date.  Accordingly, we concluded that our internal control over financial reporting was not effective as of the Evaluation Date.

We are a small organization with limited personnel.  To address the material weakness, we performed additional analysis and other post-closing procedures in an effort to ensure our consolidated financial statements included in this Report have been prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows as of the dates and for the periods presented.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting, as smaller reporting companies are exempt from this requirement.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

Below are the names and certain information regarding the Company’s current executive officers and directors:

Name	Age	Title	Date First Appointed
Yung Yeung	55	Chairman of the Board	November 29, 2010
Jianguo (Jason) Xu	44	Director and Chief Executive Officer	July 1, 2011
Chunhua Huang	48	Director	November 29, 2010
Jimmy Wang	47	Director, Controller	January 25, 2011
Vincent Wang	38	Secretary and Director	November 29, 2010

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

Name	Number o f late reports	Number of transactions that were not reported on a timely basis	Failure to file a required Form
Yung Yeung	-	-	-
Chunhua Huang	-	-	-
David C. Mathewson	-	-	-
Jimmy Wang	-	-	-
Vincent Wang	-	-	-
Jianguo (Jason) Xu	-	-	-

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the last two fiscal years ended December 31, 2012, to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2012; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2012; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2012, that received annual compensation during the fiscal year ended December 31, 2012, in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Jianguo Xu	2012	-	-	-	-	-	-	-	-
CEO (1)	2011	-	-	-	-	-	-	-	-

Jimmy Wang	2012	-	-	-	-	-	-	-	-
Controller (2)	2011	-	-	-	-	-	-	-	-

(1)	Jianguo Xu has served as CEO since July 1, 2011.

(2)	Jimmy Wang has served as Controller since January 25, 2011.

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

There were no equity awards held by the Company’s Named Executive Officers at December 31, 2012.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of April 10, 2013, by:

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

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)

Yung Yeung	Common Stock	0	(3)	-%

Jianguo (Jason) Xu	Common Stock	0		-

Chunhua Huang	Common Stock	0		-

Jimmy Wang	Common Stock	0		-

Vincent Wang	Common Stock	0		-

All directors and executive officers as a group (5 persons)	Common Stock	0		-%

Hybrid Kinetic Group Limited 800 E. Colorado Blvd., Suite 888, Pasadena, California 91101	Common Stock	60,000,000	(4)	81.3%

(1)

Beneficial ownership is determined in accordance with the rules of the SEC. For this purpose, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise, has or shares (a) the power to vote, or to direct the voting of, such security and/or (b) the power to dispose, or to direct the disposition of, such security. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of April 10, 2013, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2) Percentages based upon 43,844,054 shares of common stock outstanding as of April 10, 2013; percentages are rounded to the nearest 0.1%.

(3)

See Note 4 below.  Under the rules of the SEC, Mr. Yeung may be deemed to beneficially own the shares of common stock beneficially owned by Hybrid Kinetic Group Limited.  Mr. Yeung disclaims beneficial ownership of those shares except to the extent of his pecuniary interest therein.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth above under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Loans to and from Related Parties” is incorporated herein by reference.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended December 31, 2012 and 2011, are set forth in the table below:

Fee Category	Fiscal year ended December 31, 2012	Fiscal year ended December 31, 2011

Audit fees (1)	$12,745	$10,044
Audit-related fees (2)	$-	$-
Tax fees (3)	$-	$-
All other fees (4)	$-	$-
Total fees	$12,745	$10,044

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

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2012 and 2011	F-3

Consolidated Statements of Operations for the years ended December 31, 2012 and 2011 and for the periods from October 2, 2008 (inception) through December 31, 2012	F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011 and for the periods from October 2, 2008 (inception) through December 31, 2012	F-5

Consolidated Statements of Stockholders’ Equity for the period from October 2, 2008 (inception) through December 31, 2012	F-6

Notes to the Consolidated Financial Statements	F-7

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

Exhibit Number	Description
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

NEVADA GOLD HOLDINGS, INC.

Dated: April 15, 2013	By:	/s/Jianguo Xu
Jianguo Xu
Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Yung Yeung	Chairman of the Board	April 15, 2013
Yung Yeung

/s/ Jianguo Xu	Director and Chief Executive Officer	April 15, 2013
Jianguo Xu

/s/ Chunhua Huang	Director	April 15, 2013
Chunhua Huang

/s/ Jimmy Wang	Director	April 15, 2013
Jimmy Wang

/s/ Vincent Wang	Secretary and Director	April 15, 2013
Vincent Wang

FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firms	F-2

Consolidated Balance Sheets as of December 31, 2012 and 2012	F-3

Consolidated Statements of Operations for the years ended December 31, 2012 and 2012 and for the periods from October 2, 2008 (inception) through December 31, 2012	F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2012 and for the periods from October 2, 2008 (inception) through December 31, 2012	F-5

Consolidated Statements of Stockholders’ Equity for the period from October 2, 2008 (inception) through December 31, 2012	F-6

Notes to the Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Nevada Gold Holdings, Inc.

(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of International Industrial Enterprises, Inc. (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders' equity (deficit), and cash flows for the years ended and for the period from inception on October 2, 2008 to December 31, 2012. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to the above present fairly, in all material respects, the financial positions of the Company as of December 31, 2012 and 2011, and the results of its operations and cash flows for the years then ended and for the period from inception on October 2, 2008 to December 31, 2012 were in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered losses and has experienced negative cash flows from operations, which raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to those matters are also described in Note B to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sam Kan & Company, LLP

Sam Kan & Company, LLP

March 25, 2013

Alameda, California

NEVADA GOLD HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$7,412	$9,276
Prepaid expense	-	35,000
Notes receivable - related party	200,000	1,320,000
Accrued interest receivable - related party	7,052	15,724
Other current assets	-	-
Total current assets	214,464	1,380,000

Mining reclamation bond	-	-

Total assets	$214,464	$1,380,000

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable	$26,647	$17,238
Note payable - ACI	784,316	-
Other payables	15,529	22,110
Accrued expenses and other liabilities	78,958	141,836
Total current liabilities	905,450	181,184

Total liabilities	905,450	181,184

Stockholders' (deficit) equity
Preferred stock, $.001 par value; 10,000,000 shares authorized, no share issued and outstanding as of December 31, 2012 and December 31, 2011	-	-
Common stock, $.001 par value; 300,000,000 shares authorized, 43,844,054 shares issued and outstanding as of December 31, 2012 and December 31, 2011	43,844	43,844
Additional paid-in capital	5,286,323	5,286,323
Accumulated deficit	(6,021,153)	(4,131,351)
Total stockholders' (deficit) equity	(690,986)	1,198,816

Total liabilities and stockholders' (deficit) equity	$214,464	$1,380,000

See accompanying notes to condensed consolidated financial statements

NEVADA GOLD HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
	Year Ended December 31,		From Inception on October 2, 2008 Through December 31,
	2012	2011	2012

Revenues	$-	$-	$-

Operating Expenses
Research and development	188,191	81,290	653,988
General and administrative	1,699,816	1,764,498	5,005,338
Total operating expenses	1,888,007	1,845,788	5,659,326

Loss from operations	(1,888,007)	(1,845,788)	(5,659,326)

Interest income (expense)
Interest income	6,506	19,362	25,868
Other income	-	-	2,367
Gain on settlement of derivative liability	-	-	112,500
Interest expense	(8,300)	(10,658)	(502,561)
Total interest income (expense)	(1,794)	8,704	(361,826)

Loss before income taxes	(1,889,802)	(1,837,084)	(6,021,152)

Provision for income taxes	-	-	-

Net loss	$(1,889,802)	$(1,837,084)	$(6,021,153)

Net loss per share of common stock:
Basic	$(0.04)	$(0.04)

Weighted average number of shares outstanding	43,844,054	43,844,054

See accompanying notes to condensed consolidated financial statements

NEVADA GOLD HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
Cumulative from October 2, 2008 (Inception) to December 31, 2012

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, October 2, 2008 (Inception)	-	$-	-	$-	$-	$-	$-
Common stock issued to founders for cash on October 2, 2008	-	-	2,032,000	2,032	(2,032)	-	-
Recapitalization pursuant to reverse merger	-	-	2,626,263	2,626	(183,604)	-	(180,978)
Common stock issued for debt issuance costs on December 31, 2008	-	-	20,000	20	37,480	-	37,500
Common stock issued for cash on December 31, 2008, net of $31,540 of direct issuance costs	-	-	55,200	55	71,905	-	71,960
Net loss, period ended December 31, 2008	-	-	-	-	-	(20,896)	(20,896)
Balance, December 31, 2008	-	-	4,733,463	4,733	(76,251)	(20,896)	(92,414)

Common stock issued for cash, net of $4,130 of direct issuance costs	-	-	222,000	222	791,028	-	791,250
Common stock issued for services rendered	-	-	20,000	20	74,980	-	75,000
Common shares cancelled	-	-	(133,333)	(133)	133	-	(0)
Contributed services	-	-	-	-	75,000	-	75,000
Stock-based compensation	-	-	-	-	20,844	-	20,844
Net loss, year ended December 31, 2009	-	-	-	-	-	(866,318)	(866,318)
Balance, December 31, 2009	-	-	4,842,130	4,842	885,734	(887,214)	3,362

Common stock issued for services rendered	-	-	168,568	169	74,577	-	74,746
Common stock contributed by shareholder for services	-	-	-	-	50,000	-	50,000
Stock-based compensation to employees	-	-	-	-	131,508	-	131,508
Common shares and warrants issued for cash pursuant to private placement offering	-	-	34,500,000	34,500	3,415,500	-	3,450,000
Common shares and warrants issued upon conversion of promissory notes pursuant to private placement offering	-	-	3,133,356	3,133	310,204	-	313,337
Common shares and warrants issued for payment of debt pursuant to private placement offering	-	-	1,200,000	1,200	118,800	-	120,000
Interest expense relating to intrinsic value of converted promissory notes	-	-	-	-	300,000	-	300,000
Net loss, year ended December 31, 2010	-	-	-	-	-	(1,407,053)	(1,407,053)
Balance, December 31, 2010	-	-	43,844,054	43,844	5,286,323	(2,294,267)	3,035,900

Net loss, year ended December 31, 2011	-	-	-	-	-	(1,837,084)	(1,837,084)
Balance, December 31, 2011	-	$-	43,844,054	$43,844	$5,286,323	$(4,131,351)	$1,198,816

Net loss, year ended December 31, 2012	-	-	-	-	-	(1,889,802)	(1,889,802)
Balance, December 31, 2012	-	$-	43,844,054	$43,844	$5,286,323	$(6,021,153)	$(690,986)

See accompanying notes to financial statements.

NEVADA GOLD HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
	Year Ended December 31,		From Inception on October 2, 2008 Through December 31,
	2012	2011	2012
Cash flows from operating activities
Net Income	$(1,889,802)	$(1,837,084)	$(6,021,153)
Adjustments to reconcile net income to net cash used by operating activities:
Stock based compensation	-	-	131,508
Common stock issued for services	-	-	290,590
Contributed services or common stock contributed for services	-	-	125,000
Gain on change in derivative liability	-	-	(112,500)
Interest expense related to intrinsic value of converted promissory notes	-	-	300,000
Changes in operating assets and liabilities:
Prepaid expenses	35,000	(35,000)	-
Accrued interest receivable - related party	8,672	(15,724)	(7,052)
Other assets	-	-	-
Accounts payable and accrued interest payable	2,828	18,859	74,535
Accrued expenses and other liabilities	(62,878)	141,836	78,958
Net cash used by operating activities	(1,906,180)	(1,727,113)	(5,140,114)

Cash flows from investing activities
Notes receivables	1,120,000	(1,311,938)	(200,000)
Purchase of mining reclamation bond	-	52,600	-
Change in cash held in trust	-	-	-
Net cash provided (used) by investing activities	1,120,000	(1,259,338)	(200,000)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	-	-	4,313,210
Proceeds from notes payable	784,316	-	1,234,316
Payments on notes payable	-	-	(200,000)
Issuance of common stock	-	-	-
Net cash provided (used) by financing activities	784,316	-	5,347,526

Net change in cash and cash equivalent	(1,864)	(2,986,451)	7,412

Cash and cash equivalent at the beginning of year	9,276	2,995,727	-

Cash and cash equivalent at the end of year	$7,412	$9,276	$7,412

Supplemental disclosures of cash flow Information:
Cash paid for interest	$-	$-	$8,082
Cash paid for taxes	$-	$89,705	$89,705

Supplemental non-cash investing and financing activities:
Common stock issued for promissory notes	$-	$-	$313,337
Cancellation of common stock	$-	$-	$133
Common stock issued for debt issuance costs	$-	$-	$37,500

See accompanying notes to condensed consolidated financial statements

NEVADA GOLD HOLDINGS, INC.

Notes to the Consolidated Financial Statements

(A Development Stage Company)

December 31, 2012 and 2011

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

NEVADA GOLD HOLDINGS, INC.

Notes to the Consolidated Financial Statements

(A Development Stage Company)

December 31, 2012 and 2011

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

The Company does not carry any accounts receivable on December 31, 2012 and 2011.

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

Accounts Payable

The Company has accounts payable in the amount of $17,238 and $17,238 as of December 31, 2012 and 2011, respectively.

Revenue Recognition

The Company has not earned any revenues since inception.  The Company will develop appropriate revenue recognition policies at such time that planned principal operations become feasible.

Advertising

Advertising expenses are recorded as sales and marketing expenses when they are incurred. The Company did not incur such expenses during the years ended December 31, 2012 and 2011.

Research and Development

All research and development costs are expensed as incurred. Since the Company conducted mining operations, significant costs were incurred during the exploration process. There were $188,191 and $81,290 in research and development expenses for the years ended December 31, 2012 and 2011, respectively.

NEVADA GOLD HOLDINGS, INC.

Notes to the Consolidated Financial Statements

(A Development Stage Company)

December 31, 2012 and 2011

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

The carrying value of financial assets and liabilities recorded at fair value is measured on a recurring or nonrecurring basis. Financial assets and liabilities measured on a non-recurring basis are those that are adjusted to fair value when a significant event occurs. The Company had no financial assets or liabilities carried and measured on a nonrecurring basis during the reporting periods. Financial assets and liabilities measured on a recurring basis are those that are adjusted to fair value each time a financial statement is prepared. The Company does not have financial assets as an investment carried at fair value on a recurring basis as of December 31, 2012.

The availability of inputs observable in the market varies from instrument to instrument and depends on a variety of factors including the type of instrument, whether the instrument is actively traded, and other characteristics particular to the transaction. For many financial instruments, pricing inputs are readily observable in the market, the valuation methodology used is widely accepted by market participants, and the valuation does not require significant management discretion. For other financial instruments, pricing inputs are less observable in the market and may require management judgment. As of December 31, 2012 and 2011, the Company has assets and liabilities in cash, various receivables, investments, and various payables. Management believes that they are being presented at their fair market value.

Basic and diluted earnings per share

Basic earnings (loss) per share are computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the year ended December 31, 2012 and 2011, fully diluted earnings per share excludes the dilutive effect of 39,131,356 common stock equivalents from options and warrants, because their inclusion would be anti-dilutive.

NEVADA GOLD HOLDINGS, INC.

Notes to the Consolidated Financial Statements

(A Development Stage Company)

December 31, 2012 and 2011

The following is a reconciliation of basic and diluted earnings per share for 2012 and 2011:

	Year Ended December 31,
	2012	2011
Numerator:
Net income (loss) available to common shareholders	$(1,889,803)	$(1,847,084)
Denominator:
Weighted average shares - basic	43,844,054	43,844,054
Net income (loss) per share – basic and diluted	$(0.04)	$(0.04)

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

Stock Based Compensation

For purposes of determining the variables used in the calculation of stock compensation expense under the provisions of FASB ASC Topic 505, “Equity” and FASB ASC Topic 718, “Compensation — Stock Compensation,” we perform an analysis of current market data and historical company data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, we use these estimates as variables in the Black-Scholes option pricing model. Depending upon the number of stock options granted, any fluctuations in these calculations could have a material effect on the results presented in our statement of operations and other comprehensive income. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on our consolidated financial statements.  The Company has no stock based compensation respectively, for the year ended December 31, 2012 and December 31, 2011.

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

(A Development Stage Company)

December 31, 2012 and 2011

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

NEVADA GOLD HOLDINGS, INC.

Notes to the Consolidated Financial Statements

(A Development Stage Company)

December 31, 2012 and 2011

NOTE 4 – NOTES RECEIVABLE – RELATED PARTIES

On January 26, 2011, the Company made a loan of $200,000 to Hybrid Kinetic Motors Corporation, a related party.  The loan is unsecured and due on demand with 3% interest per annum. As of December 31, 2012, total notes receivable plus accrued interest were $207,052.

In 2012, note receivable of $1,120,000 from American Compass Inc. and related accrued interest of $14,672 were fully received.

NOTE 5 – NOTES PAYABLE

In December 2009, a $100,000 note was issued to Theory Capital Corp. with an interest of 10% per annum until paid in full. The note was due on June 4, 2010 but it was not paid and it is now in default.  According to Theory Capital Agreement, upon closing of the private placement offering (“PPO”) on or before the due date, June 4, 2010, the outstanding principal amount of the Note shall automatically, without any action by lender or borrower, be converted into shares of Common Stock, at a price per share (the “Conversion Price”) equal to the price per share of Common Stock paid by investors in the PPO.  Even though the convertible note has not been paid, the agreement required the $100,000 need to be automatically converted to common stock when due on June 4, 2010. Currently the common stocks have not been issued as of December 31, 2011; however, the shareholders have the right to claim the common stocks. The Company reclassified the $100,000 Theory convertible notes from notes payable to equity as of December 31, 2010.

The Company converted some of the old payables to American Compass Inc. to a new Note at the end of 2012. As of December 31 2012, the new Note to ACI was in the amount of $784,316.  This is an unsecured loan with no interest. American Compass Inc. and NGHI are related because they both have common major shareholder.

NOTE 6 – ACCRUED EXPENSES

As of December 31, 2012, the Company had an accrued expense and other liabilities of $78,958, of which $70,658 is accrued expense to Gottbetter & Partners, LLP as attorney service fee regarding general corporate matters and SEC matters.

NOTE 7 – CAPITAL STOCK

A summary of warrant activity as of December 31, 2012, and changes during the year then ended is presented below:

Warrants	Shares
Outstanding at January 1, 2012	39,966,653
Granted	-
Exercised	-
Forfeited or expired
Outstanding at December 31, 2012	39,966,653
Exercisable at December 31, 2012	39,966,653

NOTE 8 – PREPAID EXPENSES

In February 2012, the Company prepaid $153,191 to Gold Standard Royalty as a Mineral Lease on the Tempo property in Lander County, Nevada. Total was realized at the end of 2012. No other prepaid expense was made. Balance of prepaid expense as of December 31, 2012 is 0.

NEVADA GOLD HOLDINGS, INC.

Notes to the Consolidated Financial Statements

(A Development Stage Company)

December 31, 2012 and 2011

NOTE 9 – INCOME TAX

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation  allowance when, in the opinion of management,  it is more likely than not that some  portion or all of the deferred tax assets will to be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

 Net deferred tax assets consist of the following components as of December 31, 2012 and 2011:

	2012	2011
Deferred tax assets:
NOL carryover	$1,889,802	$1,837,084
Valuation allowance	(1,889,802)	(1,837,084)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended December 31, 2012 and 2011 due to the following:

	2011	2010
Income tax benefit at statutory rate	$(737,023)	$(716,463)
Valuation allowance	737,023	716,463
	$-	$-

At December 31, 2012, the Company had net operating loss carry forwards of approximately $6 million that may be offset against future taxable income through 2032. No tax benefit has been reported in the December 31, 2012 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company is not currently a party to any legal action.  The suit brought by Viewpoint Securities LLC was settled in May, 2012. The Company also reached a settlement with a group of minority shareholders in March, 2012.

The Company is in a lease agreement for the office space it is using. Lease term is 69 month starting from May 1, 2011. Rent increases by 2.7% per year. The rents are payable in installments of $29,280.67 per month (from May 1, 2011 to April 30, 2012). The lease will terminate on Jan 31, 2017.

Annual minimum lease commitment for 5 years:

12/31/2013	367,350
12/31/2014	377,269
12/31/2015	387,455
12/31/2016	397,916
12/31/2017	33,453
Total annual Lease commitments	1,563,444

NEVADA GOLD HOLDINGS, INC.

Notes to the Consolidated Financial Statements

(A Development Stage Company)

December 31, 2012 and 2011

NOTE 11 – RELATED PARTY TRANSACTIONS

Hybrid Kinetic Group Ltd. is the parent of the Company’s controlling stockholder, Far East Golden Resources.

Office services are provided without charge by the primary shareholder of the Company. Such costs are immaterial to the consolidated financial statements and, accordingly, have not been reflected therein.

NOTE 12 – SUBSEQUENT EVENTS

On February 2013, Gold Standard terminated the lease on the Tempo Mineral Prospect with the Company.

The Company evaluated all events or transactions that occurred after December 31, 2012 through the date of this filing in accordance with FASB ASC 855 “Subsequent Events”. The Company determined that it does not have any additional subsequent event requiring recording or disclosure.