Form 10-Q
period 2013-03-31
Nevada Gold Holdings, Inc.
filed 2013-05-20
CIK 1369203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

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

______________________________________________________________

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

As of May 20, 2013, there were 43,844,054 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

NEVADA GOLD HOLDINGS, INC.

Form 10-Q

TABLE OF CONTENTS

Page

AVAILABLE INFORMATION

3

FORWARD-LOOKING STATEMENTS

4

PART I—FINANCIAL INFORMATION

5

Item 1.

Financial Statements.

5

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

7

Item 3. Quantitative and Qualitative Disclosures About Market Risk

13

Item 4.

Controls and Procedures.

14

PART II—OTHER INFORMATION

15

Item 1.

Legal Proceedings.

15

Item 1A.

Risk Factors.

16

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

16

Item 3.

Defaults upon Senior Securities.

16

Item 4.

Mine Safety Disclosures.

16

Item 5.

Other Information.

16

Item 6.

Exhibits.

16

SIGNATURE

18

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

The forward-looking statements are not meant to predict or guarantee actual results, performance, events or circumstances and may not be realized because they are based upon our current projections, plans, objectives, beliefs, expectations, estimates and assumptions and are subject to a number of risks and uncertainties and other influences, many of which we have no control over. Actual results and the timing of certain events and circumstances may differ materially from those described by the forward-looking statements as a result of these risks and uncertainties. Factors that may influence or contribute to the inaccuracy of the forward-looking statements or cause actual results to differ materially from expected or desired results may include, without limitation, our inability to obtain adequate financing, insufficient cash flows and resulting illiquidity, our inability to expand our business, government regulations, lack of diversification, volatility in the price of gold, increased competition, results of arbitration and litigation, stock volatility and illiquidity, and our failure to implement our business plans or strategies. A description of some of the risks and uncertainties that could cause our actual results to differ materially from those described by the forward-looking statements in this Report appears in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (the “2012 Form 10-K”) in the section captioned “Risk Factors” and elsewhere in the 2012 Form 10-K; in our subsequent Quarterly Reports on Form 10-Q; in our subsequent Current Reports on Form 8-K; and in this Report.

Readers are cautioned not to place undue reliance on forward-looking statements because of the risks and uncertainties related to them and to the risk factors. We disclaim any obligation to update the forward-looking statements contained in this Report to reflect any new information or future events or circumstances or otherwise.

You should read this Report in conjunction with the discussion under the caption “Risk Factors” in the 2012 Form 10-K, the audited consolidated financial statements and notes thereto in the 2012 Form 10-K, the unaudited consolidated financial statements and notes thereto in this Report, and other documents which we have filed or may file from time to time with the SEC.

PART I—FINANCIAL INFORMATION

Item 1.

Financial Statements.

NEVADA GOLD HOLDINGS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$61,584	$7,412
Prepaid expense	-	-
Notes receivable - related party	200,000	200,000
Accrued interest receivable - related party	8,552	7,052
Other current assets	-	-
Total current assets	270,136	214,464

Mining reclamation bond	-	-

Total assets	$270,136	$214,464

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable	$20,451	$26,647
Note payable - ACI	1,218,898	784,316
Other payables	20,531	15,529
Accrued expenses and other liabilities	15,240	78,958
Total current liabilities	1,275,120	905,450

Total liabilities	$1,275,120	$905,450

Stockholders' (deficit) equity
Preferred stock, $.001 par value; 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2012 and December31, 2011	-	-
Common stock, $.001par value; 300,000,000 shares authorized, 43,844,054 shares issued and outstanding as of December 31, 2012 and December31, 2011	43,844	43,844
Additional paid-in capital	5,286,323	5,286,323
Accumulated deficit	(6,335,151)	(6,021,153)
Total stockholders' (deficit) equity	(1,004,984)	(690,986)

Total liabilities and stockholders' (deficit) equity	$270,136	$214,464

See accompanying notes to condensed consolidated financial statements

NEVADA GOLD HOLDINGS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
	Three months ended		From Inception on October 2, 2008 Through March 31, 2013
	March 31,
	2013	2012

Revenues	$-	$-	$-

Operating Expenses
Research and development	-	35,000	653,988
General and administrative	308,565	530,519	5,313,905
Total operating expenses	308,565	565,519	5,967,893

Loss from operations	(308,565)	(565,519)	(5,967,893)

Interest income (expense)
Interest income	1,506	1,710	27,374
Other income	-	-	2,367
Gain on settlement of derivative liability	-	-	112,500
Interest expense	(6,938)	-	(509,499)
Total interest income (expense)	(5,432)	1,710	(367,258)

Loss before income taxes	(313,998)	(563,809)	(6,335,151)

Provision for income taxes	-	-	-

Net loss	$(313,998)	$(563,809)	$(6,335,151)

Net loss per share of common stock:
Basic	$(0.01)	$(0.01)

Weighted average number of shares outstanding	43,844,054	43,844,054

See accompanying notes to condensed consolidated financial statements

NEVADA GOLD HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
	Three months ended		From Inception on October 2, 2008 Through March 31, 2013
	March 31,
	2013	2012
Cash flows from operating activities
Net Income	$(313,998)	$(563,809)	$(6,335,151)
Adjustments to reconcile net income to net cash used by operating activities:
Stock based compensation	-	-	131,508
Common stock issued for services	-	-	290,590
Contributed services or common stock contributed for services	-	-	125,000
Gain on change in derivative liability	-	-	(112,500)
Interest expense related to intrinsic value of converted promissory notes	-	-	300,000
Changes in operating assets and liabilities:
Prepaid expenses	-	(118,191)	-
Accrued interest receivable - related party	(1,500)	13,172	(8,552)
Other assets	-	-	-
Accounts payable and accrued interest payable	(1,194)	-	73,341
Other payable	-	(5,490)	-
Accrued expenses and other liabilities	(63,718)	(71,178)	15,241
Net cash provided (used) by operating activities	(380,410)	(745,496)	(5,520,523)

Cash flows from investing activities
Purchase of mining reclamation bond	-	-	-
Notes receivables - related parties	-	1,120,000	(200,000)
Change in cash held in trust	-	-	-
Net cash provided (used) by investing activities	-	1,120,000	(200,000)

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	-	-	4,313,210
Proceeds from notes payable	434,582	148,441	1,668,897
Payments on notes payable	-	-	(200,000)
Issuance of common stock	-	-	-
Net cash provided (used) by financing activities	434,582	148,441	5,782,107

Net change in cash and cash equivalent	54,172	522,945	61,586

Cash and cash equivalent at the beginning of year	7,412	9,276	-

Cash and cash equivalent at the end of year	$61,584	$532,221	$61,584

Supplemental disclosures of cash flow Information:
Cash paid for interest	$-	$-	$8,082
Cash paid for taxes	$-	$-	$89,705

Supplemental non-cash investing and financing activities:
Common stock issued for promissory notes	$-	$-	$313,337
Cancellation of common stock	$-	$-	$133
Common stock issued for debt issuance costs	$-	$-	$37,500

See accompanying notes to condensed consolidated financial statements

NEVADA GOLD HOLDINGS, INC.

Notes to the Unaudited Consolidated Financial Statements

(A Development Stage Company)

For the three month ended March 31, 2013 and 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization, Nature of Business and Trade Name

Nevada Gold Holdings, Inc. (the “Company”), a development stage company, was incorporated under the laws of the State of Delaware on April 16, 2004.  Nevada Gold Enterprises, Inc., a Nevada corporation, was incorporated under the laws of the State of Nevada on October 2, 2008.  On December 31, 2008, Nevada Gold Acquisition Corp., a Nevada corporation formed on December 18, 2008, and a wholly owned subsidiary of Nevada Gold Holdings, Inc., merged with and into Nevada Gold Enterprises, Inc. Nevada Gold Enterprises, Inc. was the surviving corporation in the Merger. As a result of the Merger, Nevada Gold Enterprises, Inc., became a wholly-owned subsidiary of Nevada Gold Holdings, Inc. The Merger was treated as a reverse merger and recapitalization for financial accounting purposes. As a result of the merger, the Company recorded an aggregate stock issuance of 2,626,263 shares of common stock with a net value of $(180,978). The negative recapitalization net value recognized was the result of the Company restating the equity structure of the legal subsidiary using the exchange ratio established in the acquisition agreement to reflect the number of shares of the legal parent issued in the reverse acquisition.  Nevada Gold Enterprises, Inc. was considered the acquirer for accounting purposes, and Nevada Gold Holdings, Inc. is considered the surviving company for legal purposes. Accordingly, the accompanying financial statements present the historical financial statements of Nevada Gold Enterprises, Inc., as the historical financial statements of Nevada Gold Holdings, Inc., i.e. a reverse merger. The Company had been engaged in the acquisition, exploration and development of gold mining claims in Nevada.

As of February 15, 2013, the Company is no longer engaged in the business of exploring for gold, holds no mineral exploration or mining rights and does not intend to acquire any.  See Note 6 below.  The Company intends to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for the Company’s shareholders.  The Company’s objectives are extremely general and are not intended to restrict discretion of its Board of Directors to search for and enter into potential business opportunities or to reject any such opportunities.

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

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows at March 31, 2013, and for all periods presented herein, have been made.

NEVADA GOLD HOLDINGS, INC.

Notes to the Unaudited Consolidated Financial Statements

(A Development Stage Company)

For the three month ended March 31, 2013 and 2012

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited consolidated financial statements. The results of operations for the periods ended  March 31, 2013 and 2012 are not necessarily indicative of the operating results for the full years.

Earnings Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the three months ended March 31, 2013 and 2012, fully diluted earnings per share excludes the dilutive effect of 43,844,054 common stock equivalents from options and warrants, because their inclusion would be anti-dilutive.

The following is a reconciliation of basic earnings per share for 2013 and 2012:

	Three months ended March 31, 2013,
Historical net loss per share:	2013	2012

Net income (loss)	$(313,998)	$(563,809)
Shares used in computing basic per share amounts (weighted average)
Net income (loss) per share:	43,844,054	43,844,054
Basic	$(0.01)	$(0.01)

NOTE 2 - GOING CONCERN

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

NEVADA GOLD HOLDINGS, INC.

Notes to the Unaudited Consolidated Financial Statements

(A Development Stage Company)

For the three month ended March 31, 2013 and 2012

NOTE 3 – NOTES RECEIVABLE – RELATED PARTIES

On January 26, 2011, the Company made a loan of $200,000 to Hybrid Kinetic Motors Corporation, a related party.  The loan is unsecured and due on demand with 3% interest per annum. As of March 31, 2013, total notes receivable plus accrued interest were $208,552.

NOTE 4 – NOTES PAYABLE

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

The Company converted the old payables to American Compass Inc. with the amount of $784,316 to a new Note at the end of 2012. There is additional Note from American Compass Inc. for this period. As of March 31 2013, the balance of Note to ACI was $1,218,898.  The Note is an unsecured loan with no interest. The note is payable on demand and there is no maturity date. American Compass Inc. and NGHI are related because they both have common major shareholder.

NOTE 5 – CAPITAL STOCK

A summary of warrant activity as of March 31, 2013, and changes during the year then ended is presented below:

Warrants	Shares
Outstanding at December 31, 2012	39,966,653
Granted	-
Exercised	-
Forfeited or expired
Outstanding at March 31, 2013	39,966,653
Exercisable at March 31, 2013	39,966,653

NOTE 6 – TERMINATION OF TEMPO MINERAL LEASE

On February 15, 2013, Gold Standard Royalty terminated the lease on the Tempo Mineral Prospect with the Company. Currently, the Company does not hold any mineral lease. There is no financial impact on the Consolidated Balance Sheet and Consolidated Statements of Operation for the three months ended March 31, 2013.

NEVADA GOLD HOLDINGS, INC.

Notes to the Unaudited Consolidated Financial Statements

(A Development Stage Company)

For the three month ended March 31, 2013 and 2012

NOTE 7 – INCOME TAX

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

 Net deferred tax assets consist of the following components as of March 31, 2013 and 2012:

	2013	2012
Deferred tax assets:
NOL carryover	$1,889,802	$1,837,084
Valuation allowance	(1,889,802)	(1,837,084)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal and state income tax rates of 39% to pretax income from continuing operations for the years ended March 31, 2013 and 2012 due to the following:

	2013	2012
Income tax benefit at statutory rate	$(737,023)	$(716,463)
Valuation allowance	737,023	716,463
	$-	$-

At March 31, 2013, the Company had net operating loss carry forwards of approximately $6 million that may be offset against future taxable income through 2032. No tax benefit has been reported in the March 31, 2013 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards for Federal income tax reporting purposes are subject to annual limitations.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

NEVADA GOLD HOLDINGS, INC.

Notes to the Unaudited Consolidated Financial Statements

(A Development Stage Company)

For the three month ended March 31, 2013 and 2012

NOTE 9 – RELATED PARTY TRANSACTIONS

Hybrid Kinetic Group Ltd. is the parent of the Company’s controlling stockholder, Far East Golden Resources.

Office services are provided without charge by the primary shareholder of the Company. Such costs are immaterial to the consolidated financial statements and, accordingly, have not been reflected therein.

NOTE 10 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after March 31, 2013 through the date of this filing in accordance with FASB ASC 855 “Subsequent Events”. The Company determined that it does not have any subsequent event requiring recording or disclosure.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Going Concern

In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least the end of 2013.  The Company expects to finance its operations primarily through one or more future financings.  However, there exists substantial doubt about the Company’s ability to continue as a going concern for at least the next twelve months, because the Company will be required to obtain additional capital in the future to continue its operations and there is no assurance that it will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all.  Our independent auditors have included an explanatory paragraph in their report on our consolidated financial statements included in this report that raises substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.  We have generated no operating revenues since our inception.  We had an accumulated deficit of $6,397,482 as of March 31, 2013.  Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.  Our audited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which implies we will continue to meet our obligations and continue our operations for the next twelve months.  Realization values may be substantially different from carrying values as shown, and our consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of the going concern uncertainty.

Overview

Historically, we were engaged in the business of exploring for gold.  During the fiscal year ended December 31, 2013, we engaged in limited oil and gas activities, had minimal operations, and generated no revenues.  In January 2013, our management determined to discontinue our gold exploration activities and to focus on attempting to acquire other assets or business operations that would maximize shareholder value.  No specific assets or businesses have been definitively identified and there is no certainty that any such assets or business will be identified or any transactions will be consummated.  See Part I, Item 1, “Business—Our Business Plan,” and Part I, Item 1A, “Risk Factors,” ion the 2012 Form 10-K for additional information and risks associated with our proposed business plan.

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

Results of Operations

Three Months Ended March 31, 2013, compared to Three Months Ended March 31, 2012

Revenues and Other Income

During the three month period ended March 31, 2013, the Company remained in the developing stage and we did not realize any revenues from operations. Similarly, we have not realized any revenues from operations during the period from inception through March 31, 2013.

Expenses

Operating expenses, consisting entirely of general and administrative expenses, totaled $308,565 in the three-month period ended March, 2013, compared to $563,809 in the three-month period ended Marh 31, 2012, which consisted primarily of general and administrative expenses.

Net Losses

As a result of the foregoing, the Company incurred a net loss of $313,998, or ($0.01) per share, for the three months ended March 31, 2013, compared to a net loss of $563,809, or ($0.01) per share, for the corresponding period ended March 31, 2012.

Liquidity and Capital Resources

As of March 31, 2013, we have $61,583 of cash on hand.

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

Item 4.

Controls and Procedures.

Under the supervision and with the participation of our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2013 (the “Evaluation Date”).  Based on this evaluation, such officer[s] concluded as of the Evaluation Date that our disclosure controls and procedures were not effective to ensure that the information relating to us, including our consolidated subsidiaries, required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

With the participation of our principal executive officer and our principal financial officer, we evaluated any change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  There has been no such change in our internal control over financial reporting identified in connection with that evaluation.

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

Item 1A.

Risk Factors.

There have been no material changes from Risk Factors as previously disclosed in our 2012 Form 10-K.

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

101§§

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 2013 and 2012, and from inception on October 2, 2008 through March 31, 2013, (iii) the Condensed Consolidated Statements of Cash Flows for the three- month periods ended March 31, 2013 and 2012, and from inception on October 2, 2008 through March 31, 2013, and (v) Notes to Condensed Consolidated Financial Statements.

*

Filed/furnished herewith

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

Dated: May 20, 2013

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

101

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 2013 and 2012, and from inception on October 2, 2008 through March 31, 2013, (iii) the Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2013 and 2013, and from inception on October 2, 2008 through March 31, 2013, and (v) Notes to Condensed Consolidated Financial Statements.