Form 10-Q
period 2013-06-30
Nevada Gold Holdings, Inc.
filed 2013-08-14
CIK 1369203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

___________________________________________________________

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

As of August 12, 2013, there were 43,844,054 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

NEVADA GOLD HOLDINGS, INC.

Form 10-Q

TABLE OF CONTENTS

Page

AVAILABLE INFORMATION

3

FORWARD-LOOKING STATEMENTS

4

PART I—FINANCIAL INFORMATION

5

Item 1.

Financial Statements.

5

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

8

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

17

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

PART I—FINANCIAL INFORMATION

Item 1.

Financial Statements.

NEVADA GOLD HOLDINGS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$41,895	$7,412
Prepaid expense	-	-
Notes receivable - related party	200,000	200,000
Accrued interest receivable - related party	12,312	7,052
Other current assets	-	-
Total current assets	254,207	214,464

Mining reclamation bond	-	-

Total assets	$254,207	$214,464

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
Current liabilities
Accounts payable	$20,451	$26,647
Note payable - ACI	1,523,176	784,316
Other payables	15,030	15,529
Accrued expenses and other liabilities	25,025	78,958
Total current liabilities	1,583,682	905,450

Total liabilities	1,583,682	905,450

Stockholders' (deficit) equity
Preferred stock, $.001 par value; 10,000,000 shares authorized, no share issued and outstanding as of December 31, 2012 and December 31, 2011	-	-
Common stock, $.001 par value; 300,000,000 shares authorized, 43,844,054 shares issued and outstanding as of December 31, 2012 and December 31, 2011	43,844	43,844
Additional paid-in capital	5,286,323	5,286,323
Accumulated deficit	(6,659,642)	(6,021,153)
Total stockholders' (deficit) equity	(1,329,475)	(690,986)
Total liabilities and stockholders' (deficit) equity	$254,207	$214,464

See accompanying notes to condensed consolidated financial statements

NEVADA GOLD HOLDINGS, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

					From Inception on October 2, 2008
	Three months ended		Six months ended		Through
	June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013

Revenues	$-	$-	$-	$-	$-

Operating Expenses
Research and development	-	76,595	-	111,595	653,988
General and administrative	316,212	409,959	624,777	940,478	5,630,117
Total operating expenses	316,212	486,554	624,777	1,052,073	6,284,105

Loss from operations	(316,212)	(486,554)	(624,777)	(1,052,073)	(6,284,105)

Interest income (expense)
Interest income	1,506	1,749	3,013	3,459	28,881
Other income	-	-	-	-	2,367
Gain on settlement of derivative liability	-	-	-	-	112,500
Interest expense	(9,786)	(1,163)	(16,725)	(2,325)	(519,285)
Total interest income (expense)	(8,280)	587	(13,712)	1,134	(375,537)

Loss before income taxes	(324,492)	(485,968)	(638,489)	(1,050,939)	(6,659,642)

Provision for income taxes	-	3,729	-	3,729	-

Net loss	$(324,492)	$(489,697)	$(638,489)	$(1,054,668)	$(6,659,642)

Net loss per share of common stock:
Basic	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of shares outstanding	43,844,054	43,844,054	43,844,054	43,844,054

See accompanying notes to condensed consolidated financial statements

NEVADA GOLD HOLDINGS, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

			From Inception on October 2, 2008
	Six months ended		Through June 30, 2013
	June 30,
	2013	2012
Cash flows from operating activities
Net Income	$(638,489)	$(1,054,668)	$(6,659,642)
Adjustments to reconcile net income to net cash used by operating activities:
Stock based compensation	-	-	131,508
Common stock issued for services	-	-	290,590
Contributed services or common stock contributed for services	-	-	125,000
Gain on change in derivative liability	-	-	(112,500)
Interest expense related to intrinsic value of converted promissory notes	-	-	300,000
Changes in operating assets and liabilities:
Prepaid expenses	-	(41,595)	-
Notes Receivable		1,120,000	(200,000)
Accrued interest receivable - related party	(5,260)	11,672	(12,312)
Other assets	-	-	-
Accounts payable and accrued interest payable	(6,196)	-	68,339
Other payable	(499)	3,291	(499)
Accrued expenses and other liabilities	(53,933)	(68,855)	25,025
Net cash provided (used) by operating activities	(704,377)	(30,155)	(6,044,491)

Cash flows from investing activities
Purchase of mining reclamation bond	-	-	-
Notes receivables - related parties	-	-	-
Change in cash held in trust	-	-	-
Net cash provided (used) by investing activities	-	-	-

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	-	-	4,313,210
Proceeds from notes payable	738,860	147,400	1,973,176
Payments on notes payable	-	-	(200,000)
Issuance of common stock	-	-	-
Net cash provided (used) by financing activities	738,860	147,400	6,086,386

Net change in cash and cash equivalent	34,483	117,245	41,895

Cash and cash equivalent at the beginning of year	7,412	9,276	-

Cash and cash equivalent at the end of year	$41,895	$126,521	$41,895

NEVADA GOLD HOLDINGS, INC.

Notes to the Unaudited Consolidated Financial Statements

(A Development Stage Company)

For the three and six months ended June 30, 2013 and 2012

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

(A Development Stage Company)

For the three and six months ended June 30, 2013 and 2012

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Nevada Gold Holdings, Inc. and its wholly owned subsidiary Nevada Gold Enterprises, Inc.  All significant intercompany transactions have been eliminated.

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows at June 30, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited consolidated financial statements. The results of operations for the periods ended June 30, 2013 and 2012 are not necessarily indicative of the operating results for the full years.

Earnings per Share

Basic earnings (loss) per share are computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the three months ended June 30, 2013 and 2012, fully diluted earnings per share excludes the dilutive effect of 43,844,054 common stock equivalents from options and warrants, because their inclusion would be anti-dilutive.

The following is a reconciliation of basic earnings per share for 2013 and 2012:

	Six months ended June 30,
Historical net loss per share:	2013	2012

Net income (loss)	$(638,489)	$(1,054,668)
Shares used in computing basic per share amounts (weighted average)
Net income (loss) per share:	43,844,054	43,844,054
Basic	$(0.01)	$(0.02)

NEVADA GOLD HOLDINGS, INC.

Notes to the Unaudited Consolidated Financial Statements

(A Development Stage Company)

For the three and six months ended June 30, 2013 and 2012

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

NOTE 3 – NOTES RECEIVABLE – RELATED PARTIES

On January 26, 2011, the Company made a loan of $200,000 to Hybrid Kinetic Motors Corporation, a related party.  The loan is unsecured and due on demand with 3% interest per annum. As of June 30, 2013, total notes receivable plus accrued interest were $210,052.

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

The Company converted the old payables to American Compass Inc. with the amount of $784,316 to a new Note at the end of 2012. There is additional Note from American Compass Inc. for this period. As of June 30, 2013, the balance of Note to ACI was $1,523,176.  The Note is an unsecured loan with no interest. The note is payable on demand and there is no maturity date. American Compass Inc. and NGHI are related because they both have common major shareholder.

NEVADA GOLD HOLDINGS, INC.

Notes to the Unaudited Consolidated Financial Statements

(A Development Stage Company)

For the three and six months ended June 30, 2013 and 2012

NOTE 5 – CAPITAL STOCK

A summary of warrant activity as of June 30, 2013, and changes during the year then ended is presented below:

Warrants	Shares
Outstanding at December 31, 2012	39,966,653
Granted	-
Exercised	-
Forfeited or expired
Outstanding at June 30, 2013	39,966,653
Exercisable at June 30, 2013	39,966,653

NOTE 6 – TERMINATION OF TEMPO MINERAL LEASE

On February 15, 2013, Gold Standard Royalty terminated the lease on the Tempo Mineral Prospect with the Company. Currently, the Company does not hold any mineral lease. There is no financial impact on the Consolidated Balance Sheet and Consolidated Statements of Operation for the six months ended June 30, 2013.

NOTE 7 – RELATED PARTY TRANSACTIONS

Hybrid Kinetic Group Ltd. is the parent of the Company’s controlling stockholder, Far East Golden Resources.

Office services are provided without charge by the primary shareholder of the Company. Such costs are immaterial to the consolidated financial statements and, accordingly, have not been reflected therein.

NOTE 8 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after June 30, 2013 through the date of this filing in accordance with FASB ASC 855 “Subsequent Events”. The Company determined that it does not have any subsequent event requiring recording or disclosure.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Going Concern

In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least the end of 2013.  The Company expects to finance its operations primarily through one or more future financings.  However, there exists substantial doubt about the Company’s ability to continue as a going concern for at least the next twelve months, because the Company will be required to obtain additional capital in the future to continue its operations and there is no assurance that it will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all.  Our independent auditors have included an explanatory paragraph in their report on our consolidated financial statements included in this report that raises substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.  We have generated no operating revenues since our inception.  We had an accumulated deficit of $6,659,642 as of June 30, 2013.  Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.  Our audited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which implies we will continue to meet our obligations and continue our operations for the next twelve months.  Realization values may be substantially different from carrying values as shown, and our consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of the going concern uncertainty.

Overview

Historically, we were engaged in the business of exploring for gold.  During the fiscal year ended December 31, 2013, we engaged in limited oil and gas activities, had minimal operations, and generated no revenues. We did not pay to the Tempo property lessor, Gold Standard Royalty Corporation, an Advance Minimum Royalty Payment of approximately $150,000 that was due by January 15, 2013, and as of February 15, 2013, Gold Standard Royalty Corporation terminated our lease of the 206 contiguous unpatented lode claims on the Tempo Mineral Prospect.  As a result, the Company does not hold any mineral lease or property, and our Board has determined that we will not in the future hold any mineral lease or property.  Management, along with the Board of Directors, deems it in the best interest of the Company and its shareholders to explore opportunities in the battery technology field.  Members of management and of the Board of Directors have experience in this field.

The Company at this time intends to seek a merger, combination or other business transaction with a company that develops and/or manufactures battery packs with advanced technologies, and believe that the change of our name will facilitate such efforts.  However, the Company has not yet entered into any agreement, nor does it have any commitment or understanding to enter into or become engaged in such a transaction with any party.  We have no particular business combination or opportunity identified and have not entered into any negotiations regarding such a combination or opportunity.  Our Board of Directors may at any time determine to redirect the Company’s efforts to find a combination or acquisition target to another business or industry.

Our Board of Directors may at any time determine to redirect the Company’s efforts to find a combination or acquisition target to another business or industry.  We may not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.  Further, we may acquire or combine with a venture that is in its preliminary or development stage, one that is already in operation or one that is in a more mature stage of its corporate existence. Accordingly, business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex. See Part I, Item 1, “Business—Our Business Plan,” and Part I, Item 1A, “Risk Factors,” ion the 2012 Form 10-K for additional information and risks associated with our proposed business plan.

Our Board of Directors, by written consent on May 31, 2013, has approved, and stockholders holding 30,000,000 shares (approximately 68.4%) of our outstanding shares of common stock on that date, have consented in writing to, an amendment to our certificate of incorporation (the “Charter Amendment”) to (i) change our corporate name to HK Battery Technology Inc., and (ii) increase our authorized capitalization from 300,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share, to 1,200,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share.  We mailed a definitve information statement on Schedule 14C to our stockholders on August 7, 2013, and in accordance with the regulations under the Securities Exchange Act of 1934, as amended, the Charter Amendment will not become effective until at least 20 days after that mailing date.  We intend to file, as soon as practicable on or after August 27, 2013, the Charter Amendment with the Delaware Secretary of State.

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

Results of Operations

Three Months Ended June 30, 2013, compared to Three Months Ended June 30, 2012

Revenues and Other Income

During the three month period ended June 30, 2013, the Company remained in the developing stage and we did not realize any revenues from operations. Similarly, we have not realized any revenues from operations during the period from inception through June 30, 2013.

Expenses

Operating expenses, consisting entirely of general and administrative expenses, totaled $316,213 in the three-month period ended June 30, 2013, compared to $409,959 in the three-month period ended June 30, 2012, which consisted primarily of general and administrative expenses.

Net Losses

As a result of the foregoing, the Company incurred a net loss of $324,492, or ($0.01) per share, for the three months ended June 30, 2013, compared to a net loss of $489,697, or ($0.01) per share, for the corresponding period ended June 30, 2012.

Six Months Ended June 30, 2013, compared to Six Months Ended June 30, 2012

Revenues and Other Income

During the six month period ended June 30, 2013, the Company remained in the developing stage and we did not realize any revenues from operations. Similarly, we have not realized any revenues from operations during the period from inception through June 30, 2013.

Expenses

Operating expenses totaled $624,777 in the six-month period ended June 30, 2013, consisting entirely of general and administrative expenses of $624,777. Operating expenses totaled $ 1,052,073 in the six-month period ended June 30, 2012, consisting primarily of general and administrative expenses of $ 940,478, coupled with research and development costs of $ 111,595.

Net Losses

As a result of the foregoing, the Company incurred a net loss of $638,489, or ($0.01) per share, for the six months ended June 30, 2013, compared to a net loss of $1,054,668, or ($0.02) per share, for the corresponding period ended June 30, 2012.

Liquidity and Capital Resources

As of June 30, 2013, we have $41,895 of cash on hand.

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

Item 4. Controls and Procedures.

Under the supervision and with the participation of our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2013 (the “Evaluation Date”).  Based on this evaluation, such officers concluded as of the Evaluation Date that our disclosure controls and procedures were not effective to ensure that the information relating to us, including our consolidated subsidiaries, required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

On June 7, 2013, Hybrid Kinetic received a letter from CFIUS granting Hybrid Kinetic's request to amend the June 2012 Order. On the same day, Hybrid Kinetic received an Amended and Restated Order from CFIUS. Under the June 7, 2013, Amended and Restated Order, Hybrid Kinetic and Nevada Gold Holdings, Inc., are required, among other things, to appoint a security director, to sell, break or abanadon all NGHI claims and leases, and to conduct an annual audit to ensure compliance with Order. NGHI has submitted a nominee for the security director to CFIUS. NGHI has also notified CFIUS of the termination of the Tempo Lease.

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

Item 5. Other Information.

Our Board of Directors, by written consent on May 31, 2013, has approved, and stockholders holding 30,000,000 shares (approximately 68.4%) of our outstanding shares of common stock on that date, have consented in writing to, an amendment to our certificate of incorporation (the “Charter Amendment”) to (i) change our corporate name to HK Battery Technology Inc., and (ii) increase our authorized capitalization from 300,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share, to 1,200,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share.  The information regarding the Charter Amendment set forth in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview,” is incorporated herein by reference.

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

101§§

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statements of Operations for the three- and six-month periods ended June 30, 2013 and 2012, and from inception on October 2, 2008 through June 30, 2013, (iii) the Condensed Consolidated Statements of Cash Flows for the three- month periods ended June 30, 2013 and 2012, and from inception on October 2, 2008 through June 30, 2013, and (v) Notes to Condensed Consolidated Financial Statements.

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

Dated: August 13, 2013

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

101§§

The following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) the Condensed Consolidated Statements of Operations for the three- and six-month periods ended June 30, 2013 and 2012, and from inception on October 2, 2008 through June 30, 2013, (iii) the Condensed Consolidated Statements of Cash Flows for the three- month periods ended June 30, 2013 and 2012, and from inception on October 2, 2008 through June 30, 2013, and (v) Notes to Condensed Consolidated Financial Statements.

19