Form 10-Q
period 2013-09-30
HK BATTERY TECHNOLOGY INC
filed 2013-11-19
CIK 1369203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number:  000-52636

HK Battery Technology, Inc.

 (Exact name of registrant as specified in its charter)

Delaware	20-3724068
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 E. Colorado Blvd., Suite 888
Pasadena, CA	91101
(Address of principal executive offices)	(Zip Code)

626-683-7330

(Registrant’s telephone number, including area code)

Nevada Gold Holdings, Inc.

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

As of November 19, 2013, there were 43,844,054 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

HK BATTERY TECHNOLOGY, INC.

(Formerly Nevada Gold Holdings, Inc.)

Form 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

PART I—FINANCIAL INFORMATION (Unaudited)

Item 1.

Financial Statements.

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on April 15, 2013. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

TABLE OF CONTENTS

PAGE

Condensed Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012	4

Condensed Consolidated Statements of Operations for the three and nine month periods ended September 30, 2013 and 2012 (unaudited) and for the period from October 2, 2008 (inception) to September 30, 2013 (unaudited)	5

Condensed Consolidated Statements of Cash Flows for the three and nine month periods ended September 30, 2013 and 2012 (unaudited) and for the period from October 2, 2008 (inception) to September 30, 2013 (unaudited)	6

Notes to the Condensed Consolidated Financial Statements (unaudited)	7

HK Battery Technology, Inc.
(Formerly Nevada Gold Holdings, Inc.)
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$46,618	$7,412
Prepaid expense	-	-
Notes receivable - related party	200,000	200,000
Accrued interest receivable - related party	13,812	7,052
Other current assets	-	-
Total current assets	260,430	214,464

Mining reclamation bond	-	-

Total assets	$260,430	$214,464

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities
Accounts payable	$20,451	$26,647
Note payable - ACI	1,899,648	784,316
Other payables	14,031	15,529
Accrued expenses and other liabilities	48,168	78,958
Total current liabilities	1,982,298	905,450

Total liabilities	1,982,298	905,450

Stockholders' (deficit) equity
Preferred stock, $.001 par value; 10,000,000 shares authorized, no share issued and outstanding as of September 30, 2013 and December 31, 2012	-	-
Common stock, $.001 par value; 1,200,000,000 shares authorized, 43,844,054 shares issued and outstanding as of September 30, 2013 and December 31, 2012	43,844	43,844
Additional paid-in capital	5,286,323	5,286,323
Accumulated deficit	(7,052,036)	(6,021,153)
Total stockholders' (deficit) equity	(1,721,869)	(690,986)

Total liabilities and stockholders' (deficit) equity	$260,430	$214,464

See accompanying notes to condensed consolidated financial statements

HK Battery Technology, Inc.
(Formerly Nevada Gold Holdings, Inc.)
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,		From inception on October 2, 2008 through September 30, 2013
	2013	2012	2013	2012

Revenues	$-	$-	$-	$-	$-

Operating Expenses
Research and development	-	-	-	111,595	653,988
General and administrative	381,813	377,473	1,006,590	1,317,951	6,011,930
Total operating expenses	381,813	377,473	1,006,590	1,429,546	6,665,918

Loss from operations	(381,813)	(377,473)	(1,006,590)	(1,429,546)	(6,665,918)

Interest income (expense)
Interest income	1,506	1,539	4,519	4,998	30,387
Other income	-	-	-	-	2,367
Gain on settlement of derivative liability	-	-	-	-	112,500
Interest expense	(12,088)	(1,788)	(28,813)	(4,113)	(531,372)
Total interest income (expense)	(10,582)	(249)	(24,293)	885	(386,118)

Loss before income taxes	(392,394)	(377,722)	(1,030,883)	(1,428,661)	(7,052,036)

Provision for income taxes	-	-	-	3,729	-

Net loss	$(392,394)	$(377,722)	$(1,030,883)	$(1,432,390)	$(7,052,036)

Net loss per share of common stock:
Basic	$(0.01)	$(0.01)	$(0.02)	$(0.03)

Weighted average number of shares outstanding	43,844,054	43,844,054	43,844,054	43,844,054

See accompanying notes to condensed consolidated financial statements

HK Battery Technology, Inc.
(Formerly Nevada Gold Holdings, Inc.)
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,		From inception on October 2, 2008 through September 30, 2013
	2013	2012
Cash flows from operating activities
Net Income	$(1,030,883)	$(1,432,390)	$(7,052,036)
Adjustments to reconcile net income to net cash used by operating activities:
Stock based compensation	-	-	131,508
Common stock issued for services	-	-	290,590
Contributed services or common stock contributed for services	-	-	125,000
Gain on change in derivative liability	-	-	(112,500)
Interest expense related to intrinsic value of converted promissory notes	-	-	300,000
Changes in operating assets and liabilities:
Prepaid expenses	-	(41,595)	-
Notes Receivable	-	1,120,000	(200,000)
Accrued interest receivable - related party	(6,760)	10,172	(13,812)
Other assets	-	-	-
Accounts payable and accrued interest payable	(6,196)	-	68,339
Other payable	(1,498)	519	(1,498)
Accrued expenses and other liabilities	(41,845)	(68,339)	37,113
Net cash provided (used) by operating activities	(1,087,182)	(411,633)	(6,427,296)

Cash flows from investing activities
Purchase of mining reclamation bond	-	-	-
Notes receivables - related parties	-	-	-
Change in cash held in trust	-	-	-
Net cash provided (used) by investing activities	-	-	-

Cash flows from financing activities
Proceeds from issuance of common stock, net of issuance costs	-	-	4,313,210
Proceeds from notes payable	1,126,388	451,817	2,360,704
Payments on notes payable	-	-	(200,000)
Issuance of common stock	-	-	-
Net cash provided (used) by financing activities	1,126,388	451,817	6,473,914

Net change in cash and cash equivalent	39,206	40,184	46,618

Cash and cash equivalent at the beginning of year	7,412	9,276	-

Cash and cash equivalent at the end of year	$46,618	$49,460	$46,618

See accompanying notes to condensed consolidated financial statements

HK Battery Technology Inc.

(Formerly Nevada Gold Holdings, Inc.)

Notes to the Unaudited Condensed Consolidated Financial Statements

(A Development Stage Company)

September 30, 2013

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization, Nature of Business and Trade Name

HK Battery Technology Inc. (formerly Nevada Gold Holdings, Inc. ), a development stage company, was incorporated under the laws of the State of Delaware on April 16, 2004.  Nevada Gold Enterprises, Inc., a Nevada corporation, was incorporated under the laws of the State of Nevada on October 2, 2008.  On December 31, 2008, Nevada Gold Acquisition Corp., a Nevada corporation formed on December 18, 2008, and a wholly owned subsidiary of Nevada Gold Holdings, Inc., merged with and into Nevada Gold Enterprises, Inc. Nevada Gold Enterprises, Inc. was the surviving corporation in the Merger. As a result of the Merger, Nevada Gold Enterprises, Inc., became a wholly-owned subsidiary of Nevada Gold Holdings, Inc. The Merger was treated as a reverse merger and recapitalization for financial accounting purposes. As a result of the merger, the Company recorded an aggregate stock issuance of 2,626,263 shares of common stock with a net value of $(180,978). The negative recapitalization net value recognized was the result of the Company restating the equity structure of the legal subsidiary using the exchange ratio established in the acquisition agreement to reflect the number of shares of the legal parent issued in the reverse acquisition.  Nevada Gold Enterprises, Inc. was considered the acquirer for accounting purposes, and Nevada Gold Holdings, Inc. is considered the surviving company for legal purposes. Accordingly, the accompanying financial statements present the historical financial statements of Nevada Gold Enterprises, Inc., as the historical financial statements of HK Battery Technology Inc. (formerly Nevada Gold Holdings, Inc.), i.e. a reverse merger. The Company is engaged in the acquisition, exploration and development of gold mining claims in Nevada. On August 7, 2013, the Company changed its name to HK Battery Technology Inc.

Basis of Presentation

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that (1) recorded transactions are valid; (2) all valid transactions are recorded; and (3) transactions are recorded in the period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the company for the respective periods being presented.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of HK Battery Technology Inc. (formerly Nevada Gold Holdings, Inc.) and its wholly owned subsidiary Nevada Gold Enterprises, Inc.  All significant intercompany transactions have been eliminated.

The accompanying consolidated financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial positions, results of operations, and cash flows at June 30, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited consolidated financial statements. The results of operations for the periods ended September 30, 2013 and 2012 are not necessarily indicative of the operating results for the full years.

Earnings Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. For the three months ended September 30, 2013 and 2012, fully diluted earnings per share excludes the dilutive effect of 43,844,054 common stock equivalents from options and warrants, because their inclusion would be anti-dilutive.

The following is a reconciliation of basic earnings per share for 2013 and 2012:

	Nine months ended September 30, 2013,
Historical net loss per share:	2013	2012

Net income (loss)	$(1,030,883)	$(1,432,390)
Shares used in computing basic per share amounts (weighted average)
Net income (loss) per share:	43,844,054	43,844,054
Basic	$(0.02)	$(0.03)

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

NOTE 3 – NOTES RECEIVABLE – RELATED PARTIES

On January 26, 2011, the Company made a loan of $200,000 to Hybrid Kinetic Motors Corporation, a related party.  The loan is unsecured and due on demand with 3% interest per annum. As of September 30, 2013, total notes receivable plus accrued interest were $213,812.

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

The Company converted the old payables to American Compass Inc. with the amount of $784,316 to a new Note at the end of 2012. There is additional Note from American Compass Inc. for this period. As of September 30, 2013, the balance of Note to ACI was $1,899,648.  The Note is an unsecured loan with no interest. The note is payable on demand and there is no maturity date. American Compass Inc. and NGHI are related because they both have common major shareholder.

NOTE 5 – CAPITAL STOCK

A summary of warrant activity as of June 30, 2013, and changes during the year then ended is presented below:

Warrants	Shares
Outstanding at December 31, 2012	39,966,653
Granted	-
Exercised	-
Forfeited or expired
Outstanding at June 30, 2013	39,966,653
Exercisable at June 30, 2013	39,966,653

NOTE 6 – TERMINATION OF TEMPO MINERAL LEASE

On February 15, 2013, Gold Standard Royalty terminated the lease on the Tempo Mineral Prospect with the Company. Currently, the Company does not hold any mineral lease. There is no financial impact on the Consolidated Balance Sheet and Consolidated Statements of Operation for the nine months ended September 30, 2013.

NOTE 7 – RELATED PARTY TRANSACTIONS

Hybrid Kinetic Group Ltd. is the parent of the Company’s controlling stockholder, Far East Golden Resources.

Office services are provided without charge by the primary shareholder of the Company. Such costs are immaterial to the consolidated financial statements and, accordingly, have not been reflected therein.

NOTE 8 – SUBSEQUENT EVENTS

The Company evaluated all events or transactions that occurred after September 30, 2013 through the date of this filing in accordance with FASB ASC 855 “Subsequent Events”. The Company determined that it does not have any subsequent event requiring recording or disclosure.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This report contains forward-looking statements. All statements other than statements of historical facts included in this Quarterly Report on Form 10-Q, including without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations regarding our financial position, estimated working capital, business strategy, the plans and objectives of our management for future operations and those statements preceded by, followed by or that otherwise include the words “believe,” “expects,” “anticipates,” “intends,” “estimates,” “projects,” “target,” “goal,” “plans,” “objective,” “should,” or similar expressions or variations on such expressions are forward-looking statements. We can give no assurances that the assumptions upon which the forward-looking statements are based will prove to be correct. Because forward-looking statements are subject to risks and uncertainties including those related to changes in economic conditions, new business opportunities and general financial and business conditions, actual results may differ materially from those expressed or implied by the forward-looking statements.

Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which speak only as of the date hereof. We believe the information contained in this Form 10-Q to be accurate as of the date hereof. Changes may occur after that date. We will not update that information except as required by law in the normal course of its public disclosure practices.

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and accompanying notes included our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC.

Unless the context otherwise requires, the terms “the Company,” “we,” “us” and “our” refer to HK Battery Technology Inc. (formerly Nevada Gold Holdings, Inc.)

OVERVIEW AND RECENT DEVELOPMENTS

We are a development stage company and historically, we were engaged in the business of exploring for gold.  During the fiscal year ended December 31, 2012, we engaged in limited oil and gas activities, had minimal operations, and generated no revenues. We did not pay to the Tempo property lessor, Gold Standard Royalty Corporation, an Advance Minimum Royalty Payment of approximately $150,000 that was due by January 15, 2013, and as of February 15, 2013, Gold Standard Royalty Corporation terminated our lease of the 206 contiguous unpatented lode claims on the Tempo Mineral Prospect.  As a result, the Company does not hold any mineral lease or property, and our Board has determined that we will not in the future hold any mineral lease or property.  Management, along with the Board of Directors, deems it in the best interest of the Company and its shareholders to explore opportunities in the battery technology field.  Members of management and of the Board of Directors have experience in this field.

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

Our Board of Directors may at any time determine to redirect the Company’s efforts to find a combination or acquisition target to another business or industry.  We may not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.  Further, we may acquire or combine with a venture that is in its preliminary or development stage, one that is already in operation or one that is in a more mature stage of its corporate existence. Accordingly, business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex. See Part I, Item 1, “Business—Our Business Plan,” and Part I, Item 1A, “Risk Factors,” in the 2012 Form 10-K for additional information and risks associated with our proposed business plan.

Our Board of Directors, by written consent on May 31, 2013, has approved, and stockholders holding 30,000,000 shares (approximately 68.4%) of our outstanding shares of common stock on that date, have consented in writing to, an amendment to our certificate of incorporation (the “Charter Amendment”) to (i) change our corporate name to HK Battery Technology Inc., and (ii) increase our authorized capitalization from 300,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share, to 1,200,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share.  We mailed a definitive information statement on Schedule 14C to our stockholders on August 7, 2013, and in accordance with the regulations under the Securities Exchange Act of 1934, as amended, the Charter Amendment will not become effective until at least 20 days after that mailing date.  The Charter Amendment was filed with the Delaware Secretary of State on August 7, 2013.

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

Going Concern

In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least the end of 2013.  The Company expects to finance its operations primarily through one or more future financings.  However, there exists substantial doubt about the Company’s ability to continue as a going concern for at least the next twelve months, because the Company will be required to obtain additional capital in the future to continue its operations and there is no assurance that it will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all.  Our independent auditors have included an explanatory paragraph in their report on our consolidated financial statements included in this report that raises substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.  We have generated no operating revenues since our inception.  We had an accumulated deficit of $7,052,036 as of September 30, 2013.  Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.  Our audited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which implies we will continue to meet our obligations and continue our operations for the next twelve months.  Realization values may be substantially different from carrying values as shown, and our consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of the going concern uncertainty.

Results of Operations

Three Months Ended September 30, 2013, compared to Three Months Ended September 30, 2012

Revenues and Other Income

During the three month period ended September 30, 2013, the Company remained in the developing stage and we did not realize any revenues from operations. Similarly, we have not realized any revenues from operations during the period from inception through September 30, 2013.

Expenses

Operating expenses, consisting entirely of general and administrative expenses, totaled $381,813 in the three-month period ended September 30, 2013, compared to $377,473 in the three-month period ended September 30, 2012, which consisted primarily of general and administrative expenses.

Net Losses

As a result of the foregoing, the Company incurred a net loss of $392,394, or ($0.01) per share, for the three months ended September 30, 2013, compared to a net loss of $377,722, or ($0.01) per share, for the corresponding period ended September 30, 2012.

Nine Months Ended September 30, 2013, compared to Nine Months Ended September 30, 2012

Revenues and Other Income

During the nine month period ended September 30, 2013, the Company remained in the developing stage and we did not realize any revenues from operations. Similarly, we have not realized any revenues from operations during the period from inception through September 30, 2013.

Expenses

Operating expenses totaled $1,006,590 in the nine-month period ended September 30, 2013, consisting entirely of general and administrative expenses of $1,006,590. Operating expenses totaled $1,429,546 in the nine-month period ended September 30, 2012, consisting primarily of general and administrative expenses of $1,317,951, coupled with research and development costs of $ 111,595.

Net Losses

As a result of the foregoing, the Company incurred a net loss of $1,030,883, or ($0.02) per share, for the nine month ended June 30, 2013, compared to a net loss of $1,432,390, or ($0.03) per share, for the corresponding period ended September 30, 2012.

Liquidity and Capital Resources

As of September 30, 2013, we have $46,618 of cash on hand.

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

Item 6. Exhibits

The following exhibits are included with this quarterly report.

Exhibit No.	Description

31.1/31.2	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1/32.2	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

** This certification is being furnished and shall not be deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

*** Pursuant to Rule 406T of Regulation S-T, this XBRL related information shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed part of a registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filings.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HK BATTERY TECHNOLOGY INC.

Date: November 19, 2013	By:	/s/ Jianguo Xu
Jianguo Xu
Chief Executive Officer

Date: November 19, 2013	By:	/s/ Jimmy Wang
Jimmy Wang
Chief Financial Officer