Form 10-K
period 2013-12-31
HK BATTERY TECHNOLOGY INC
filed 2014-04-15
CIK 1369203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

  X .ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended: December 31, 2013

      .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  X . No      .

As of April 15, 2014, there were 42,865,074 shares of the registrant’s common stock, par value $0.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

1.

8-K filed on August 15, 2013 is incorporated by reference in Part II.

2.

8-K filed on January 24, 2014 is incorporated by reference in Part II.

3.

8-K/A filed on February 3, 2014 is incorporated by reference in Part II.

4.

8-K/A filed on February 19, 2014 is incorporated by reference in Part II.

5.

8-K/A filed on February 27, 2014 is incorporated by reference in Part II.

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

Historical Development

HK Battery Technology, Inc. (“HK Battery,” the “Company,” we,” “us,” or “our”) was incorporated as Nano Holdings International, Inc., in Delaware on April 16, 2004.  Prior to the Merger (as defined below), our business was to sell party and drinking supplies, including gelatin shot mixes, shot glasses, flavored sugar and salts, and various other drinking containers and paraphernalia.

Name Changes and Capital Increase

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

On August 7, 2013, we filed another Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware to (i) change our corporate name to HK Battery Technology Inc., and (ii) increase our authorized capitalization from 300,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share, to 1,200,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share.  We mailed a definitive information statement on Schedule 14C to our stockholders on August 7, 2013, and in accordance with the regulations under the Securities Exchange Act of 1934, as amended, the Charter Amendment will not become effective until at least 20 days after that mailing date.

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

ITEM 1A. RISK FACTORS

As a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company is not required to provide the information under this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

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

On May 31, 2013, Hybrid Kinetic, Far East Golden Resources and Nevada Gold (collectively, the “Companies”) submitted to CFIUS a request to amend the June 11, 2012 Order, in which Hybrid Kinetic and Far East Golden Resources agreed to undertake certain actions to dispose of or abandon all Nevada Gold Leases and Claims, in lieu of a divestiture of their interests in Nevada Gold. CFIUS, by letter dated June 7, 2013, granted the request for withdrawal, based upon the representations and commitments made by the Companies in the withdrawal request and subject to the terms and conditions imposed by CFIUS in an Order dated June 7, 2013.

Specifically, among other things, Hybrid Kinetic and its subsidiaries agreed, within 30 days from June 7, 2012, to sell, terminate or abandon all Nevada Gold Lease and Claims. In the event the Companies seek to transfer or sell any of the Nevada Gold Leases or Claims, they will notify the U.S. Department of Defense of any proposed transfer or sale no less than 10 calendar days in advance of such proposed transfer or sale.

The Order is enforceable, through injunctive or other judicial relief, and failure to comply with the Order may result in the imposition of civil or criminal penalties.

We believe that the termination of the Tempo lease in February 2013 renders CFIUS’ concerns moot, and we have notified CFIUS as well as the US Department of Defense of the termination of the Tempo lease.

ITEM 4. Mine Safety Disclosures.

Neither the Company nor its subsidiary is currently the operator of any mine.

PART II

 ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since May 8, 2007, our Common Stock is quoted on the OTC Bulletin Board (the “OTCBB”) under the symbol “HKBT”.

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

Period	High	Low
Fiscal Year Ending December 31, 2012:
First Quarter	$0.017	$0.001
Second Quarter	0.015	0.003
Third Quarter	0.008	0.005
Fourth Quarter	0.007	0.004

Fiscal Year Ending December 31, 2013:
First Quarter	$0.01	$0.00
Second Quarter	0.02	0.01
Third Quarter	0.02	0.01
Fourth Quarter	0.02	0.01

Holders

As of April 15, 2014, there were 42,865,074 shares of our Common Stock issued and outstanding held by 16 shareholders of record.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of December 31, 2013, information with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:

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

Total

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

Going Concern

In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least the end of 2014.  The Company expects to finance its operations primarily through one or more future financings.  However, there exists substantial doubt about the Company’s ability to continue as a going concern for at least the next twelve months, because the Company will be required to obtain additional capital in the future to continue its operations and there is no assurance that it will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all.  Our independent auditors have included an explanatory paragraph in their report on our consolidated financial statements included in this report that raises substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.  We have generated no operating revenues since our inception. We had an accumulated deficit of $7,394,036 as of December 31, 2013. Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.  Our audited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which implies we will continue to meet our obligations and continue our operations for the next twelve months.  Realization values may be substantially different from carrying values as shown, and our consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of the going concern uncertainty.

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

Results of Operations

Year Ended December 31, 2013, compared to Year Ended December 31, 2012

Revenues and Other Income

During the twelve month period ended December 31, 2013, the Company remained in the exploration stage and we did not realize any revenues from operations.  Similarly, we did not realize any revenues from operations during the period from inception through December 31, 2013.

Expenses

General and administrative expenses totaled $1,335,585, in the year ended December 31, 2013, a decrease of $364,231 from the $1,699,816 of general and administrative expenses incurred in the year ended December 31, 2012.  There were no exploration costs for the year ended December 31, 2013, a decrease from the $188,191 in exploration costs incurred during the year ended December 31, 2012.  During the year ended December 31, 2013, the Company also recognized interest expense of $43,325.

Net Losses

As a result of the foregoing, the Company incurred a net loss of $1,372,884, or $0.03 per share, in the year ended December 31, 2013, compared to a net loss of $1,889,801, or ($0.04) per share, for the year ended December 31, 2012.

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

The Company received a loan of $775,000 from American Compass Inc. at the end of 2012.  This is a 3% interest bearing loan guaranteed by HK Group Ltd. The loan has no maturity date and due upon request. During 2013, the company accept new loan from American Companss Inc in the amount of $1,420,000. This is a 3% interest bearing loan due upon request.

Liquidity and Capital Resources

On December 31, 2013, we had $48,528 of cash and cash equivalents on hand, compared to $7,412 at December 31, 2012.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Our audited financial statements as of, and for the years ended, December 31, 2013 and 2012, are included beginning on page F-1 immediately following the signature page to this Report.  See Item 15 for a list of the financial statements included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company previously reported the information required by this Item 9 in its Form 8-K filed on August 15, 2013, its Form 8-K filed on January 24, 2014, its Form 8-K filed on February 3, 2014, its Form 8-K filed on February 19, 2014 and its Form 8-K/A filed on February 27, 2014.

The Company notes that its previous auditor Sam Kan & Company has been denied the privilege of appearing or practicing before the Securities and Exchange Commission, and accordingly the Company’s current independent registered public accountant Anton & Chia, LLP has reaudited the Company’s financial statements for the year ended December 31, 2012. Please see their reports at F-2 and F-3.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (our principal executive and principal financial officer), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2013 (the “Evaluation Date”).  Based on this evaluation, our Chief Executive Officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective to ensure that the information relating to us, including our consolidated subsidiaries, required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Management has conducted, with the participation of our principal executive officer and principal financial officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2013 (the “Evaluation Date”).  In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weakness: We were unable to implement a system of segregation of duties necessary to establish an effective system of internal controls as of the Evaluation Date.  Accordingly, we concluded that our internal control over financial reporting was not effective as of the Evaluation Date.

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

Attestation Report of Our Registered Public Accounting Firm

This Annual Report on Form 10-K (“Annual Report”) does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. We are a non-accelerated filer; therefore, management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2013, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

Below are the names and certain information regarding the Company’s current executive officers and directors:

Name	Age	Title	Date First Appointed
Yung Yeung	57	Chairman of the Board	November 29, 2010
Jianguo (Jason) Xu	45	Director and Chief Executive Officer	July 1, 2011
Chunhua Huang	49	Director	November 29, 2010
Jimmy Wang	48	Director, Controller	January 25, 2011
Vincent Wang	40	Secretary and Director	November 29, 2010

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

Involvement in Certain Legal Proceedings

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of ours during the past five years.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(e) under the Exchange Act during its most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any written representation to the Company from the reporting person that no Form 5 is required, no person who, at any time during the fiscal year, was a director, officer, beneficial owner of more than ten percent of the Company’s Common Stock, or any other person known to the Company to be subject to section 16 of the Exchange Act with respect to the Company, failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the last two fiscal years ended December 31, 2013, to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2013; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2013; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2013, that received annual compensation during the fiscal year ended December 31, 2013, in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Jianguo Xu	2013	-	-	-	-	-	-	-	-
CEO (1)	2012	-	-	-	-	-	-	-	-

Jimmy Wang	2013	-	-	-	-	-	-	-	-
Controller (2)	2012	-	-	-	-	-	-	-	-

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

There were no equity awards held by the Company’s Named Executive Officers at December 31, 2013.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of April 15, 2014, by:

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

Unless otherwise noted, the address of each person below id c/o HK Battery Technology, Inc., 800 E. Colorado Blvd., Suite 888, Pasadena, California 91101.

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)

Yung Yeung	Common Stock	0	-

Jianguo (Jason) Xu	Common Stock	0	-

Chunhua Huang	Common Stock	0	-

Jimmy Wang	Common Stock	0	-

Vincent Wang	Common Stock	0	-

AlAll directors and executive officers as a group (5 persons)	Common Stock	0	-

H Hybrid Kinetic Group Limited 800 E. Colorado Blvd., Suite 888, Pasadena, California 91101	Common Stock	0	-

(1)

Beneficial ownership is determined in accordance with the rules of the SEC. For this purpose, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise, has or shares (a) the power to vote, or to direct the voting of, such security and/or (b) the power to dispose, or to direct the disposition of, such security. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of  April 15, 2014, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)

Percentages based upon 42,865,074 shares of common stock outstanding as of April 15, 2014; percentages are rounded to the nearest 0.1%.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended December 31, 2013 and 2012, are set forth in the table below:

Fee Category	Fiscal year ended December 31, 2013	Fiscal year ended December 31, 2012

Audit fees (1)	$8,750	$12,745
Audit-related fees (2)	$-	$-
Tax fees (3)	$-	$-
All other fees (4)	$-	$-
Total fees	$8,750	$12,745

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

The following Exhibits are being filed with this Annual Report on Form 10-K:

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

3.4	Certificate of Amendment to Certificate of Incorporation of the Registrant (attached hereto)
3.5	Bylaws of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s Form SB-2 Registration Statement filed with the Commission on August 1, 2006)
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

Exhibit Number	Description
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
10.21

Amendment to Tempo Mineral Lease dated January 6, 2009, between Gold Standard Royalty (Nevada) Inc., successor in interest to Bertha C. Johnson, Trustee of the Lyle F. Campbell Trust, as Lessor, and NGE, as successor to KM Exploration LTD., as successor to Gold Run, Inc.  (incorporated by reference to Exhibit 10.8 to the registrant’s Current Report on Form 8-K filed with the SEC on January 7, 2009)

10.22

Securities Purchase Agreement, dated as of May 14, 2010, among the Registrant and the Buyers party thereto(incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010)

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

31.1	Certification of Principal Executive Officer pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification of Principal Financial Officer pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b) of Form 10-K.

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

HK BATTERY TECHNOLOGY, INC.

Dated: April 15, 2014	By:	/s/Jianguo Xu
Jianguo Xu
Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Yung Yeung	Chairman of the Board	April 15, 2014
Yung Yeung

/s/ Jianguo Xu	Director and Chief Executive Officer	April 15, 2014
Jianguo Xu

/s/ Chunhua Huang	Director	April 15, 2014
Chunhua Huang

/s/ Jimmy Wang	Director	April 15, 2014
Jimmy Wang

/s/ Vincent Wang	Secretary and Director	April 15, 2014
Vincent Wang

FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firms	F-2

Consolidated Balance Sheets as of December 31, 2013 and 2012	F-4

Consolidated Statements of Operations for the years ended December 31, 2013 and 2012 and for the periods from October 2, 2008 (inception) through December 31, 2013	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012 and for the periods from October 2, 2008 (inception) through December 31, 2013	F-8

Consolidated Statements of Stockholders’ Equity for the period from October 2, 2008 (inception) through December 31, 2013	F-6

Notes to the Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders’ of

HK Battery Technology, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of HK Battery Technology, Inc. (a development stage company) and Subsidiaries (the “Company”) as of December 31, 2012 and 2012, and the related consolidated statement of operations, changes in stockholders’ deficit, and cash flows for the year then ended and the period from January 1, 2012 through to December 31, 2013 and 2012. These consolidated financial  statements  are the  responsibility  of the  Company's management.  Our  responsibility  is to express  an opinion  on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that we considered appropriate under the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of HK Battery Technology, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for years then ended and the period from January 1, 2012 through to December 31, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

The  accompanying  consolidated  financial  statements  have  been  prepared  assuming  that  the  Company  will  continue  as  a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has experienced recurring operating losses and negative cash flow since inception and has financed its working capital requirements through issuance of notes payable, common stock, and advances from related parties. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3 to the consolidated financial statements.  The  consolidated  financial  statements  do  not  include  any  adjustments that  might  result  from  the  outcome  of  this uncertainty.

/s/ Anton & Chia, LLP

Newport Beach, California

April 15, 2014

HK BATTERY TECHNOLOGY, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
	2013	2012
ASSETS
Current assets
Cash	$48,528	$7,412
Prepaid expense	-	-
Notes receivable - related party	200,000	200,000
Accrued interest receivable - related party	13,052	7,052
Other Receivable	13,792	-
Other current assets	-	-
Total current assets	275,373	214,464

Total assets	$275,373	$214,464

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$20,451	$26,647
Note payable - ACI	2,195,000	775,000
Advance from ACI	67,915	18,097
Other payables	4,250	6,748
Accrued expenses and other liabilities	51,625	78,958
Total current liabilities	2,339,242	905,450

Total liabilities	2,339,242	905,450

Stockholders' deficit
Preferred stock, $.001 par value; 10,000,000 shares authorized, no share issued and outstanding as of December 31, 2013 and December 31, 2012	-	-
Common stock, $.001 par value; 300,000,000 shares authorized, 42,865,074 shares issued and outstanding as of December 31, 2013 and December 31, 2012	42,865	42,865
Additional paid-in capital	5,287,302	5,287,302
Accumulated deficit	(7,394,036)	(6,021,153)
Total stockholders' deficit	(2,063,869)	(690,986)

Total liabilities and stockholders' deficit	$275,373	$214,464

See accompanying notes to consolidated financial statements

HK BATTERY TECHNOLOGY, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF OPERATIONS
	Year Ended December 31,		From Inception on October 2, 2008 Through December 31,
	2013	2012	2013

Revenues	$-	$-	$-

Operating Expenses
Research and development	-	188,191	653,988
General and administrative	1,335,585	1,699,816	6,340,923
Total operating expenses	1,335,585	1,888,007	6,994,911

Loss from operations	(1,335,585)	(1,888,007)	(6,994,911)

Interest income (expense)
Interest income	6,026	6,506	31,894
Other income	-	-	2,367
Gain on settlement of derivative liability	-	-	112,500
Interest expense	(43,325)	(8,300)	(545,886)
Total interest income (expense)	(37,299)	(1,794)	(399,125)

Loss before income taxes	(1,372,884)	(1,889,801)	(7,394,036)

Provision for income taxes		-

Net loss	$(1,372,884)	$(1,889,801)	$(7,394,036)

Net loss per share of common stock:
Basic	$(0.03)	$(0.04)

Weighted average number of shares outstanding	42,865,074	42,865,074

See accompanying notes to consolidated financial statements

HK BATTERY TECHNOLOGY, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
Cumulative from October 2, 2008 (Inception) to December 31, 2013

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, October 2, 2008 (Inception)	-	$-	-	$-	$-	$-	$-
Common stock issued to founders for cash on October 2, 2008	-	-	2,032,000	2,032	(2,032)	-	-
Recapitalization pursuant to reverse merger	-	-	2,626,263	2,626	(183,604)	-	(180,978)
Common stock issued for debt issuance costs on December 31, 2008	-	-	20,000	20	37,480	-	37,500
Common stock issued for cash on December 31, 2008, net of $31,540 of direct issuance costs	-	-	55,200	55	71,905	-	71,960
Net loss, period ended December 31, 2008	-	-	-	-	-	(20,896)	(20,896)
Balance, December 31, 2008	-	-	4,733,463	4,733	(76,251)	(20,896)	(92,414)

Common stock issued for cash, net of $4,130 of direct issuance costs	-	-	222,000	222	791,028	-	791,250
Common stock issued for services rendered	-	-	20,000	20	74,980	-	75,000
Common shares cancelled	-	-	(133,333)	(133)	133	-	(0)
Contributed services	-	-	-	-	75,000	-	75,000
Stock-based compensation	-	-	-	-	20,844	-	20,844
Net loss, year ended December 31, 2009	-	-	-	-	-	(866,318)	(866,318)
Balance, December 31, 2009	-	-	4,842,130	4,842	885,734	(887,214)	3,362

Common stock issued for services rendered	-	-	18,569	19	22,227	-	22,246
Common stock contributed by shareholder for services	-	-	-	-	50,000	-	50,000
Stock-based compensation to employees	-	-	-	-	131,508	-	131,508
Record expired Escrow share	-	-	101,333	101	(101)	-	-
Record cancelled shares note recorded with continetal	-	-	133,333	133	(133)	-	-
Fractional share from reverse stock split	-	-	1,056	1	(1)	-	0
Common share and Warrant issued at 10/29/2010, 1 share entitle to 1 warrant	-	-	33,501,986	33,502	3,316,697	-	3,350,199

Common share and Warrant issued at 11/16/2010, 1 share entitle to 1 warrant	-	-	4,000,000	4,000	396,000	-	400,000
Common share and Warrant issued at 11/19/2010, 1 share entitle to 1 warrant	-	-	250,000	250	24,750	-	25,000
Interest expense relating to intrinsic value of converted promissory notes	-	-	-	-	300,000	-	300,000
Theory Note converted but not Issued. Record APIC and warrant to purchase common stock	-	-	-	-	108,138	-	108,138
Net loss, year ended December 31, 2010	-	-	-	-	-	(1,407,053)	(1,407,053)
Balance, December 31, 2010	-	-	42,848,407	42,848	5,234,819	(2,294,267)	$2,983,400

1/7/2011 Cancellation of shares	-	-	(133,333)	(133)	133	-	-
2/15/2011 SNK Consulting LLC	-	-	150,000	150	52,350	-	52,500
Net loss, year ended December 31, 2011	-	-	-	-	-	(1,837,084)	(1,837,084)
Balance, December 31, 2011	-	$-	42,865,074	$42,865	$5,287,302	$(4,131,351)	$1,198,816

Net loss, year ended December 31, 2012	-	-	-	-	-	(1,889,802)	(1,889,802)
Balance, December 31, 2012	-	$-	42,865,074	$42,865	$5,287,302	$(6,021,153)	$(690,986)

Net loss, year ended December 31, 2013	-	-	-	-	-	(1,372,884)	(1,372,884)
Balance, December 31, 2013	-	$-	42,865,074	$42,865	$5,287,302	$(7,394,036)	$(2,063,869)

HK BATTERY TECHNOLOGY, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,		From Inception on October 2, 2008 Through December 31,
	2013	2012	2013
Operating activities
Net Income	$(1,372,884)	$(1,889,802)	$(7,394,036)
Adjustments to reconcile net income to net cash used by operating activities:
Stock based compensation	-	-	131,508
Common stock issued for services	-	-	290,590
Contributed services or common stock contributed for services	-	-	125,000
Gain on change in derivative liability	-	-	(112,500)
Interest expense related to intrinsic value of converted promissory notes	-	-	300,000
Changes in operating assets and liabilities:
Prepaid expenses	-	35,000	-
Accrued interest receivable - related party	(6,000)	8,672	(13,053)
Other Receivable	(13,792)	-	(13,792)
Other Assets	-	-	-
Accounts payable and accrued interest payable	(6,196)		68,339
Advance from ACI	49,818	18,097	67,915
Other payable	(2,498)	(5,953)	(11,278)
Accrued expenses and other liabilities	(27,333)	(62,878)	51,625
Net cash used by operating activities	(1,378,885)	(1,896,864)	(6,509,682)

Investing activities
Purchase of mining reclamation bond	-	-	-
Notes receivables – related parties	-	1,120,000	(200,000)
Change in cash held in trust	-	-	-
Net cash provided (used) by investing activities	-	1,120,000	(200,000)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	-	-	4,313,210
Proceeds from notes payable	1,420,000	775,000	2,645,000
Payments on notes payable	-	-	(200,000)
Issuance of common stock	-	-	-
Net cash provided (used) by financing activities	1,420,000	775,000	6,758,210

Net change in cash	41,115	(1,864)	48,528

Cash at the beginning of year	7,412	9,276	-

Cash at the end of year	$48,528	$7,412	$48,528

See accompanying notes to consolidated financial statements

HK BATTERY TECHNOLOGY, INC.

(Formerly Nevada Gold Holdings, Inc.)

Notes to the Consolidated Financial Statements

(A Development Stage Company)

December 31, 2013 and 2012

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization, Nature of Business and Trade Name

HK Battery Technology Inc. (Formerly Nevada Gold Holdings, Inc.), a development stage company, was incorporated under the laws of the State of Delaware on April 16, 2004. Nevada Gold Enterprises, Inc., a Nevada corporation, was incorporated under the laws of the State of Nevada on October 2, 2008. On December 31, 2008, Nevada Gold Acquisition Corp., a Nevada corporation formed on December 18, 2008, and a wholly owned subsidiary of Nevada Gold Holdings, Inc., merged with and into Nevada Gold Enterprises, Inc. Nevada Gold Enterprises, Inc. was the surviving corporation in the Merger. As a result of the Merger, Nevada Gold Enterprises, Inc., became a wholly-owned subsidiary of Nevada Gold Holdings, Inc. The Merger was treated as a reverse merger and recapitalization for financial accounting purposes. As a result of the merger, the Company recorded an aggregate stock issuance of 2,626,263 shares of common stock with a net value of $(180,978). The negative recapitalization net value recognized was the result of the Company restating the equity structure of the legal subsidiary using the exchange ratio established in the acquisition agreement to reflect the number of shares of the legal parent issued in the reverse acquisition. Nevada Gold Enterprises, Inc. was considered the acquirer for accounting purposes, and Nevada Gold Holdings, Inc. was considered the surviving company for legal purposes. Accordingly, the accompanying financial statements present the historical financial statements of Nevada Gold Enterprises, Inc., as the historical financial statements of Nevada Gold Holdings, Inc., i.e. a reverse merger. The Company is engaged in the acquisition, exploration and development of gold mining claims in Nevada. On August 7, 2013, the Company was approved to change its name to HK Battery Technology Inc.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Use of Estimates

The preparation of consolidated financial statements in accounting principles generally accepted in the United States of America requires the use of management’s estimates. These estimates are subjective in nature and involve judgments that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at year end and the reported amount of revenues and expenses during the year. Actual results could differ from those estimates.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Nevada Gold Enterprises, Inc.  All significant intercompany transactions have been eliminated.

Loss Per Share

Basic loss per share is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted loss per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted loss per share excludes all dilutive potential shares if their effect is anti-dilutive. For the year ended December 31, 2013 and 2012, fully diluted loss per share excludes the dilutive effect of 43,844,054 common stock equivalents from options and warrants, because their inclusion would be anti-dilutive.

Income Taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their perspective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are recorded, when necessary, to reduce deferred tax assets to the amount expected to be realized.

As a result of the implementation of certain provisions of ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting and disclosure for uncertainty in tax position, as defined, ASC 740 seeks to reduce the diversity in practice associated with certain aspect of the recognition and measurement related to accounting for income taxes. We adopted the provisions of ASC 740 as of October 2, 2008, and have analyzed filing positions in each of the federal and state jurisdictions where we are required to file income tax returns, as well as open tax years in these jurisdictions. We have identified the U.S. federal and Delaware as our “major” tax jurisdictions and generally, we remain subject to Internal Revenue Service examination of our 2007 through 2013 U.S. federal income tax returns. However, we have certain tax attribute carryforwards which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. In addition, we did not record a cumulative effect adjustment related to the adoption of ASC 740. Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes. We have no interest or penalties as of December 31, 2013 and 2012.

NOTE 2 - GOING CONCERN

The Company sustained operating losses during the years ended December 31, 2013 and 2012 and incurred negative cash flows from operations in 2013. The company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

NOTE 3 – NOTES RECEIVABLE – RELATED PARTIES

On January 26, 2011, the Company made a loan of $200,000 to Hybrid Kinetic Motors Corporation, a related party.  The loan is unsecured and due on demand with 3% interest per annum. The balance of the loan is $213,052 and $207, 052 as of December 31, 2013 and 2012, respectively.

NOTE 4 – NOTES PAYABLE

In December 2009, a $100,000 note was issued to Theory Capital Corp. with an interest of 10% per annum until paid in full. The note was due on June 4, 2010 but it was not paid and it is now in default.  According to the Theory Capital Agreement, upon closing of the private placement offering (“PPO”) on or before the due date, June 4, 2010, the outstanding principal amount of the Note shall automatically, without any action by lender or borrower, be converted into shares of Common Stock, at a price per share (the “Conversion Price”) equal to the price per share of Common Stock paid by investors in the PPO.  Even though the convertible note has not been paid, the agreement required the $100,000 need to be automatically converted to common stock when due on June 4, 2010. Currently the common stocks have not been issued as of December 31, 2011; however, the shareholders have the right to claim the common stocks. The Company reclassified the $100,000 Theory convertible notes from notes payable to equity as of December 31, 2010.

The Company converted the old payables to American Compass Inc. (“ACI”) with the amount of $775,000 to a new Note at the end of 2012. There is additional Note from American Compass Inc. for 2013. This is an unsecured loan with interest rate at 3%. In 2013, there were additional note converted. As of December 31, 2013, the balance of Note to ACI was $2,195,000.  The Note is an unsecured loan with interest rate of 3%. The total accrued interests were $43,325 and $8,300 for the year ended December 31, 2013 and 2012, respectively. The note is payable on demand and there is no maturity date. American Compass Inc. and HK Battery Inc. are related parties because they both have common major shareholder.

NOTE 5 – STOCKHOLDER’S DEFICIT

On August 7, 2013, the Company was approved an increase in our authorized capitalization from 300,000,000 shares of common stock, par value $.001 per share, and 10,000,000 shares of preferred stock, par value $.001 per share, to 1,200,000,000 shares of common stock, par value $.001 per share, and 10,000,000 shares of preferred stock, par value $.001 per share.

As of December 31, 2013 and 2012, the Company had 42,865,074 shares of common stock and 0 share of preferred stock issued and outstanding, respectively.

On October 29, 2010 the Company consummated a private placement offering (“the offering”) whereby the Company issued 37,751,986 units at $.10 per unit for total proceeds of $3,883,337. The proceeds consisted of $3,450,000 in cash, conversions of $313,337 in convertible notes payable, and $120,000 as credit on certain of the Company’s trade payables. Each unit consists of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at $.10 per share, exercisable for a period of five years from the date of closing. The Company has not issued any warrants through to the year ended December 31, 2013.

NOTE 6 – TERMINATION OF TEMPO MINERAL LEASE

On February 15, 2013, Gold Standard Royalty terminated the lease on the Tempo Mineral Prospect with the Company. Currently, the Company does not hold any mineral lease. There is no financial impact on the Consolidated Balance Sheet and Consolidated Statements of Operation for the year ended December 31, 2013.

NOTE 7– COMMITMENTS AND CONTINGENCIES

`The Company is not currently a party to any legal action. The suit brought by Viewpoint Securities LLC was settled in May, 2012. The Company also reached a settlement with a group of minority shareholders in March, 2012.

The Company is in a lease agreement for its office space. Lease term is 69 month starting from May 1, 2011. Rent increases by 2.7% per year. The rents are payable in installments of $29,280.67 per month (from May 1, 2011 to April 30, 2012). The lease will terminate on Jan 31, 2017.

Annual minimum lease commitment for 5 years:

12/31/2013	367,350
12/31/2014	377,269
12/31/2015	387,455
12/31/2016	397,916
12/31/2017	33,453
Total annual Lease commitments	$1,563,444

NOTE 8 – RELATED PARTY TRANSACTIONS

Hybrid Kinetic Group Ltd. is the parent of the Company’s controlling stockholder, Far East Golden Resources.

NOTE 10 – INCOME TAX

 Net deferred tax assets consist of the following components as of December 31, 2013 and 2012:

	2013	2012
Deferred tax assets:
NOL carryover	$1,372,884	$1,889,802
Valuation allowance	(1,372,884)	(1,889,802)
Net deferred tax asset	$-	$-

The income tax provision is summarized as follows:

	2013	2012
Income tax benefit at statutory rate	$(535,425)	$(737,023)
Valuation allowance	535,425	737,023
	$-	$-

At December 31, 2013, the Company had net operating loss carry forwards of approximately $7 million that may be offset against future taxable income through 2032. No tax benefit has been reported in the December 31, 2013 and 2012 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.