Form 10-Q
period 2014-03-31
HK BATTERY TECHNOLOGY INC
filed 2014-05-15
CIK 1369203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of May 15, 2014, there were 42,865,074 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

HK BATTERY TECHNOLOGY, INC.

Form 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

PART I—FINANCIAL INFORMATION (Unaudited)

Item 1.

Financial Statements.

ITEM 1. FINANCIAL STATEMENTS

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on April 15, 2014. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

TABLE OF CONTENTS

PAGE

Condensed Consolidated Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013	4

Condensed Consolidated Statements of Operations for the three month period ended March 31, 2014 and 2013 (unaudited) and for the period from October 2, 2008 (inception) to March 31, 2014 (unaudited)	5

Consolidated Statements of Cash Flows for the three month period ended March 31, 2014 and 2013 (unaudited) and for the period from October 2, 2008 (inception) to March 31, 2014 (unaudited)	6

Notes to the Consolidated Financial Statements (unaudited)	7-9

HK Battery Technology, Inc.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEET
Unaudited

	March 31,	December 31,
	2014	2013

ASSETS
Current assets
Cash	$88,771	$48,528
Notes receivable - related party	200,000	200,000
Accrued interest receivable - related party	14,552	13,052
Other Receivable	2,365	13,792
Total current assets	305,688	275,372

Total assets	$305,688	$275,372

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$20,451	$20,451
Note payable to affiliate	2,555,000	2,195,000
Advance from affiliate	73,245	67,915
Other payables	11,750	4,250
Accrued expenses and other liabilities	68,813	51,625
Total current liabilities	2,729,258	2,339,241

Total liabilities	2,729,258	2,339,241

Stockholders' deficit
Preferred stock, $.001 par value; 10,000,000 shares authorized, no share issued and outstanding as of December 31, 2013 and December 31, 2012	-	-
Common stock, $.001 par value; 1,200,000,000 shares authorized, 42,865,074 shares issued and outstanding as of December 31, 2013 and December 31, 2012	42,865	42,865
Additional paid-in capital	5,287,302	5,287,302
Accumulated deficit	(7,753,737)	(7,394,036)
Total stockholders' deficit	(2,423,570)	(2,063,869)

Total liabilities and stockholders' deficit	$305,688	$275,372

The accompanying notes are integral part of these condensed consolidated financial statements

HK Battery Technology, Inc.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
Unaudited
	For three months ended	For three months ended	From Inception on October 2, 2008 Through March 31, 2014
	March 31, 2014	March 31, 2013

Revenues	$-	$-	$-

Operating Expenses
Research and development	-	-	653,988
General and administrative	344,020	308,565	6,684,943
Total operating expenses	344,020	308,565	7,338,931

Loss from operations	(344,020)	(308,565)	(7,338,931)

Interest income (expense)
Interest income	1,506	1,506	33,400
Other income	-	-	2,367
Gain on settlement of derivative liability	-	-	112,500
Interest expense	(17,187)	(6,939)	(563,073)
Total interest income (expense)	(15,681)	(5,433)	(414,806)

Loss before income taxes	(359,701)	(313,998)	(7,753,737)

Provision for income taxes	-	-	-

Net loss	$(359,701)	$(313,998)	$(7,753,737)

Net loss per share of common stock:
Basic	$(0.01)	$(0.01)

Weighted average number of shares outstanding	42,865,074	42,865,074

The accompanying notes are integral part of these condensed consolidated financial statements

HK Battery Technology, Inc.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited

	For three months ended March 31, 2014	For three months ended March 31, 2013	From Inception on October 2, 2008 Through March 31, 2014

Operating Activities
Net Income	$(359,701)	$(313,998)	$(7,753,737)
Adjustments to reconcile net income to net cash used by operating activities:
Stock based compensation	-	-	131,508
Common stock issued for services	-	-	290,590
Contributed services or common stock contributed for services	-	-	125,000
Gain on change in derivative liability	-	-	(112,500)
Interest expense related to intrinsic value of converted promissory notes	-	-	300,000
Changes in operating assets and liabilities:
Prepaid expenses	-	-	-
Accrued interest receivable - related party	(1,500)	(1,500)	(14,552)
Other Receivable	11,427		(2,365)
Other assets	-	-	-
Accounts payable and accrued interest payable	17,188	(1,194)	85,526
Advance from ACI	5,330	-	73,245
Other payable	7,500	-	(3,778)
Accrued expenses and other liabilities	-	(63,718)	51,625
Net cash used by operating activities	(319,757)	(380,410)	(6,829,439)

Investing Activities
Purchase of mining reclamation bond	-	-	-
Notes receivables - related parties	-	-	(200,000)
Change in cash held in trust	-	-	-
Net cash used by investing activities	-	-	(200,000)

Financing Activities
Proceeds from issuance of common stock, net of issuance costs	-	-	4,313,210
Proceeds from notes payable	360,000	434,582	3,005,000
Payments on notes payable	-	-	(200,000)
Issuance of common stock	-	-	-
Net cash provided by financing activities	360,000	434,582	7,118,210

Net change in cash	40,243	54,172	88,771

Cash at the beginning of year	48,528	7,412	-

Cash at the end of year	$88,771	$61,584	$88,771

The accompanying notes are integral part of these condensed consolidated financial statements

HK Battery Technology Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(A Development Stage Company)

For the three month period ended March 31, 2014

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization, Nature of Business and Trade Name

HK Battery Technology Inc., a development stage company, was incorporated under the laws of the State of Delaware on April 16, 2004.  Nevada Gold Enterprises, Inc., a Nevada corporation, was incorporated under the laws of the State of Nevada on October 2, 2008.  On December 31, 2008, Nevada Gold Acquisition Corp., a Nevada corporation formed on December 18, 2008, and a wholly owned subsidiary of Nevada Gold Holdings, Inc., merged with and into Nevada Gold Enterprises, Inc. Nevada Gold Enterprises, Inc. was the surviving corporation in the Merger. As a result of the Merger, Nevada Gold Enterprises, Inc., became a wholly-owned subsidiary of Nevada Gold Holdings, Inc. The Merger was treated as a reverse merger and recapitalization for financial accounting purposes. As a result of the merger, the Company recorded an aggregate stock issuance of 2,626,263 shares of common stock with a net value of $(180,978). The negative recapitalization net value recognized was the result of the Company restating the equity structure of the legal subsidiary using the exchange ratio established in the acquisition agreement to reflect the number of shares of the legal parent issued in the reverse acquisition.  Nevada Gold Enterprises, Inc. was considered the acquirer for accounting purposes, and Nevada Gold Holdings, Inc. was considered the surviving company for legal purposes. Accordingly, the accompanying condensed consolidated financial statements present the historical financial statements of Nevada Gold Enterprises, Inc., as the historical financial statements of Nevada Gold Holdings, Inc., i.e. a reverse merger. The Company is engaged in the acquisition, exploration and development of gold mining claims in Nevada. On August 7, 2013, the Company was approved to change its name to HK Battery Technology Inc.

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and include all the notes required by generally accepted accounting principles for complete financial statements.  The Company’s condensed consolidated financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A change in managements’ estimates or assumptions could have a material impact on the Company’s financial condition and results of operations during the period in which such changes occurred. Actual results could differ from those estimates.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Nevada Gold Enterprises, Inc.  All significant intercompany transactions have been eliminated.

Loss Per Share

Basic loss per share is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. We calculated the loss per share as $0.01 as of March 31, 2014. No Diluted EPS has been calculated for the report period.

NOTE 2 - GOING CONCERN

The Company sustained operating losses during the first quarter of 2014 and incurred negative cash flows from operations. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

During the next three quarter, the Company’s foreseeable cash requirements will relate to continual development of the operations of its business, maintaining its good standing and making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with research and development. The Company may experience a cash shortfall and be required to raise additional capital.

Through future public or private offerings of the Company’s stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company’s failure to do so could have a material adverse effect upon it and its shareholders.

NOTE 3 – NOTES RECEIVABLE – RELATED PARTIES

On January 26, 2011, the Company made a loan of $200,000 to Hybrid Kinetic Motors Corporation, a related party.  The loan is unsecured and due on demand with 3% interest per annum. The balance of the accrued interest is $14,552 and $13, 052 as of March 31, 2014 and December 31, 2013 respectively.

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

The Company converted the old payables to American Compass Inc. (“ACI”) with the amount of $775,000 to a new Note at the end of 2012. There is additional Note from American Compass Inc. for 2013. This is an unsecured loan with interest rate at 3%. In 2013, there were additional note converted. As of December 31, 2013, the balance of Note to ACI was $2,195,000.  The Note is an unsecured loan with interest rate of 3%. The total accrued interests were $68,813 and $51,625 for the year ended March 31, 2013 and December 31, 2013, respectively. The note is payable on demand and there is no maturity date. American Compass Inc. and HK Battery Inc. are related parties because they both have common major shareholder.

On March 25, 2014, the Company entered into a Demand Promissory Note with American Compass, Inc. in the amount of $360,000 (the “Note”) in order to cover the Company’s operating expenses. The Note provides for interest of three percent (3%) per annum and is due upon demand from American Compass Inc. The Company will use the proceeds of the loan to fund the general and administrative expenses of the Company as the Company does not currently generate any revenues.

NOTE 5 – STOCKHOLDER’S DEFICIT

On August 7, 2013, the Company was approved an increase in our authorized capitalization from 300,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share, to 1,200,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share.

As of December 31, 2013 and 2012, the Company had 42,865,074 shares of common stock and 0 share of preferred stock issued and outstanding, respectively.

On October 29, 2010 the Company consummated a private placement offering (“the offering”) whereby the Company issued 37,751,986 units at $0.10 per unit for total proceeds of $3,883,337.  The proceeds consisted of $3,450,000 in cash, conversions of $313,337 in convertible notes payable, and $120,000 as credit on certain of the Company’s trade payables.  Each unit consists of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at $.10 per share, exercisable for a period of five years from the date of closing.  The company has not issue any stock or warrants through for the first quarter ended 3/31/2014.

NOTE 6 – TERMINATION OF TEMPO MINERAL LEASE

On February 15, 2013, Gold Standard Royalty terminated the lease on the Tempo Mineral Prospect with the Company. Currently, the Company does not hold any mineral lease. The Company filed a Current Report on Form 8-K to disclose the termination on March 4, 2013. There is no financial impact on the Consolidated Balance Sheet and Consolidated Statements of Operation for the year ended December 31, 2013.

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

We believe that the termination of the Tempo lease in February 2013 renders CFIUS’ concerns moot, and we have notify CFIUS as well as the US Department of Defense of the termination of the Tempo lease.. We believe the case is now closed.

NOTE 7– COMMITMENTS AND CONTINGENCIES

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

NOTE 8 – RELATED PARTY TRANSACTIONS

Far East Golden Resources is the Company’s controlling stockholder which is also a subsidiary of Hybrid Kinetic Group Ltd. Hybrid Kinetic Group Ltd. controls 100% of all outstanding shares of Far East Golden Resources Investment Limited. There are a total of 25,000,000 shares issued and outstanding (nominal value one Hong Kong dollar per share).

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

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and accompanying notes included our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC.

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

Our Board of Directors may at any time determine to redirect the Company’s efforts to find a combination or acquisition target to another business or industry.  We may not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.  Further, we may acquire or combine with a venture that is in its preliminary or development stage, one that is already in operation or one that is in a more mature stage of its corporate existence. Accordingly, business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex. See Part I, Item 1, “Business—Our Business Plan,” and Part I, Item 1A, “Risk Factors,” in the 2013 Form 10-K for additional information and risks associated with our proposed business plan.

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

Going Concern

In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least the end of 2014.  The Company expects to finance its operations primarily through one or more future financings.  However, there exists substantial doubt about the Company’s ability to continue as a going concern for at least the next twelve months, because the Company will be required to obtain additional capital in the future to continue its operations and there is no assurance that it will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all.  Our independent auditors have included an explanatory paragraph in their report on our consolidated financial statements included in this report that raises substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.  We have generated no operating revenues since our inception.  We had an accumulated deficit of $7,753,737 as of March 31, 2014.  Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.  Our audited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which implies we will continue to meet our obligations and continue our operations for the next twelve months.  Realization values may be substantially different from carrying values as shown, and our consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of the going concern uncertainty.

Results of Operations

Three Months Ended March 31, 2014, compared to Three Months Ended March 31, 2013

Revenues and Other Income

During the three month period ended March 31, 2014, the Company remained in the developing stage and we did not realize any revenues from operations. Similarly, we have not realized any revenues from operations during the period from inception through March 31, 2014.

Expenses

Operating expenses, consisting entirely of general and administrative expenses, totaled $344,020 in the three-month period ended March 31, 2014, compared to $308,565 in the three-month period ended March 31, 2013, which consisted primarily of general and administrative expenses.

Net Losses

As a result of the foregoing, the Company incurred a net loss of $359,701 or ($0.01) per share, for the three months ended March 31, 2014, compared to a net loss of $313,998, or ($0.01) per share, for the corresponding period ended March 31, 2013.

Liquidity and Capital Resources

As of March 31, 2014, we have $88,771 of cash on hand.

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

On November 6, 2012, Hybrid Kinetic received a notice from CFIUS that in order to give Hybrid Kinetic additional time to comply with the divestment requirement, CFIUS granted an extension of the time frame within which Hybrid Kinetic must divest all interest in Nevada Gold, as specified in the Order, to Tuesday, November 20, 2012.  This modification does not affect any other provision of the Order or the application of any provision thereof.

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

Item 6. Exhibits

The following exhibits are included with this quarterly report.

Exhibit No.	Description
10.1	Demand Promissory Note dated March 25, 2014*
31.1	Certification of Principal Executive Officer pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification of Principal Financial Officer pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

* Filed herhwith.

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

HK BATTERY TECHNOLOGY INC.

Date: May 15, 2014	By:	/s/ Jianguo Xu
Jianguo Xu
Chief Executive Officer

Date: May 15, 2014	By:	/s/ Jimmy Wang
Jimmy Wang
Chief Financial Officer