Form 10-K/A
period 2013-12-31
HK BATTERY TECHNOLOGY INC
filed 2014-06-20
CIK 1369203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Yes  X . No      .

As of June 20, 2014, there were 42,865,074 shares of the registrant’s common stock, par value $0.001, issued and outstanding.

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

EXPLANATORY NOTE

This Amendment No. 1 (this “Amendment”) on Form 10-K/A amends Item 12 of the Annual Report on Form 10-K filed by the registrant with the Securities and Exchange Commission (the “SEC”) on April 15, 2014 (the “Original Filing”). This Amendment is being filed with the SEC to furnish information in the security ownership table that was inadvertently omitted in the Original Filing.

TABLE OF CONTENTS

Item Number and Caption		Page
Forward-Looking Statements		5

PART I		56

1.	Business	6
1A.	Risk Factors	12
1B.	Unresolved Staff Comments	12
2.	Properties	12
3.	Legal Proceedings	12
4.	Mine Safety Disclosures	13

PART II		14

5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	14
6.	Selected Financial Data	16
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
7A.	Quantitative and Qualitative Disclosures About Market Risk	19
8.	Financial Statements and Supplementary Data	19
9	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	19
9A.	Controls And Procedures	20
9B.	Other Information	21

PART III		21

10.	Directors, Executive Officers, and Corporate Governance	21
11.	Executive Compensation	22
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	24
13.	Certain Relationships and Related Transactions, and Director Independence	25
14.	Principal Accountant Fees and Services	25

PART IV		25

15.	Exhibits and Financial Statement Schedules	25

Signatures		28

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

As used in this Report, unless otherwise stated or the context clearly indicates otherwise, the term “Nano Holdings” refers to us before giving effect to the Merger (defined below), the term “NGE” refers to Nevada Gold Enterprises, Inc., a Nevada corporation formed on October 7, 2008, before giving effect to the Merger, the term “NGHI” refers to Nevada Gold Holdings, Inc., after giving effect to the Merger, and the terms “Company,” “we,” “us,” and “our” refer to HK Battery Technology, Inc. (formerly Nevada Gold Holdings, Inc.), and its wholly owned subsidiary, NGE, after giving effect to the Merger.

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

Far East Golden Resources Investment Limited, a Hong Kong limited liability company (“Far East Golden Resources”), and a wholly owned subsidiary of Hybrid Kinetic Group Limited, an exempt company incorporated in Bermuda with limited liability, purchased 30,000,000 of the units in the 2010 PPO. We agreed with Far East Golden Resources to increase the size of our Board of Directors to seven members, and Far East Golden Resources is entitled to nominate four candidates to the Board. Immediately following the initial closing of the 2010 PPO, Far East Golden Resources beneficially owned 86.1% of the Company’s outstanding Common Stock (calculated as set forth in Rule 13d-3 under the Securities Exchange Act of 1934, as amended), based on its holding 30,000,000 shares of Common Stock and warrants (that are currently exercisable) to purchase 30,000,000 shares of Common Stock, and based on 37,851,862 shares of Common Stock then outstanding. By the conclusion of the 2010 PPO, additional shares of Common Stock were outstanding, and Far East Golden Resources’ beneficial ownership had declined to approximately 82.3%. As of April 10, 2013, Far East Golden Resources beneficially owns approximately 82% of our common stock. See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Additional Claims

In October 2009, we located an additional 60 unpatented mining claims, in three groups. These claims were contiguous with and lay within the area of interest (AOI) of the Tempo lease, and therefore, under the terms of the Tempo lease, were assigned to the lessor and became part of the leased property.

Termination of Tempo Lease

In January, 2013, our Board of Directors determined that the Company should cease its gold exploration activities and to refocus our business objectives on to seeking, investigating and, if such investigation warrants, engaging in a business combination with a private entity whose business presents an opportunity for our stockholders. Accordingly, we did not pay to Gold Standard an advance minimum royalty payment of approximately $150,000 that was due by January 15, 2013, and in February 15, 2013, Gold Standard terminated our lease of the 266 contiguous unpatented lode claims on the Tempo Mineral Prospect.

Our Business Plan

We are no longer engaged in the business of exploring for gold. We currently hold no mineral exploration or mining rights and do not intend to acquire any.

We intend to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our stockholders. Our objectives discussed below are extremely general and are not intended to restrict discretion of our Board of Directors to search for and enter into potential business opportunities or to reject any such opportunities.

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

greater stockholder liquidity;

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

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, licensing agreement or other arrangement with another entity. We also may acquire stock or assets of an existing business. On the consummation of a transaction it is probable that the present management and stockholders of the company will no longer be in control of the company. In addition, some or all of our officers and directors, as part of the terms of the acquisition transaction, likely will be required to resign and be replaced by one or more new officers and directors without a vote of our stockholders.

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

With respect to any merger or acquisition, negotiations with target company management are expected to focus on the percentage of our company that the target company stockholders would acquire in exchange for all of their shareholdings in the target company. Depending upon, among other things, the target company’s assets and liabilities, our existing stockholders will in all likelihood hold a substantially lesser percentage ownership interest in our company following any merger or acquisition. The percentage ownership of our existing stockholders may be subject to significant reduction in the event we acquire a target company with substantial assets. Any merger or acquisition effected by us can be expected to have a significant dilutive effect on the percentage of shares held by our stockholders at such time.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Executive Offices

Our business office is located at 800 E. Colorado Blvd., Suite 888, Pasadena, California 91101, in the offices of Far East Golden Resources. It contains office furniture and equipment sufficient to administer our current business. Office services and office space are provided without charge by the primary stockholder of the Company. Such costs are immaterial to the consolidated financial statements and accordingly, have not been reflected therein.

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

Holders

As of June 20, 2014, there were 42,865,074 shares of our Common Stock issued and outstanding held by 16 stockholders of record.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of December 31, 2013, information with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)) (c)
Equity compensation plans approved by security holders	-	n/a	-

Equity compensation plans not approved by security holders	-	n/a	-

Total

The Company has no outstanding awards as of June 20, 2014.

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

Overview

Historically, we were engaged in the business of exploring for gold. During the fiscal year ended December 31, 2013, we engaged in limited oil and gas activities, had minimal operations, and generated no revenues. In January 2013, our management determined to discontinue our gold exploration activities and to focus on attempting to acquire other assets or business operations that would maximize stockholder value. No specific assets or businesses have been definitively identified and there is no certainty that any such assets or business will be identified or any transactions will be consummated. See Part I, Item 1, “Business—Our Business Plan,” and Part I, Item 1A, “Risk Factors,” for additional information and risks associated with our proposed business plan.

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

We do not expect to generate any revenues over the next twelve months. Our principal business objective for the next twelve months will be to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our stockholders.

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

Attestation Report of Our Registered Public Accounting Firm

This Annual Report on Form 10-K/A (“Annual Report”) does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. We are a non-accelerated filer; therefore, management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report.

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

Stockholder Recommendations of Nominees to the our Board of Directors

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of June 20, 2014, by:

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

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)

Yung Yeung	Common Stock	0 (3)	-

Jianguo (Jason) Xu	Common Stock	0	-

Chunhua Huang	Common Stock	0	-

Jimmy Wang	Common Stock	0	-

Vincent Wang	Common Stock	0	-

AlAll directors and executive officers as a group (5 persons)	Common Stock	0	-

Chimerica Superbattery Technology, LLC 2707 E. Valley Blvd. #312 West Covina, California 91792	Common Stock	12,593,150 (5)	25.6%

H Hybrid Kinetic Group Limited Suite 1408 14/F Great Eagle Centre Wanchai, Hong Kong	Common Stock	60,000,000 (4)	82.3%

(1)

Beneficial ownership is determined in accordance with the rules of the SEC. For this purpose, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise, has or shares (a) the power to vote, or to direct the voting of, such security and/or (b) the power to dispose, or to direct the disposition of, such security. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of June 20, 2014, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)

Percentages based upon 42,865,074 shares of common stock outstanding as of June 20, 2014; percentages are rounded to the nearest 0.1%.

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

(5)

Includes a warrant to purchase up to an aggregate of 6,296,575 shares that are currently exercisable.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The consolidated financial statements of the Company are listed on the Index to Financial Statements on this annual report on Form 10-K/A beginning on page F-1.

Exhibits

The following Exhibits are being filed with this Annual Report on Form 10-K/A:

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
3.2

Certificate of Amendment to Certificate of Incorporation of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on November 6, 2008)

3.3

Certificate of Amendment to Certificate of Incorporation of the Registrant (incorporated by reference from Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on September 21, 2010)

3.4

Certificate of Amendment to Certificate of Incorporation of the Registrant (incorporated by reference from Exhibit 3.4 to the Registrant’s Annual Report on Form 10-K filed with the Commission on April 15, 2014)

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

31.1	Certification of Principal Executive Officer pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification of Principal Financial Officer pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Filed herewith

†	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K/A pursuant to Item 15(b) of Form 10-K.

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

HK BATTERY TECHNOLOGY, INC.

Dated: June 20, 2014	By:	/s/Jianguo Xu
Jianguo Xu
Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Yung Yeung	Chairman of the Board	June 20, 2014
Yung Yeung

/s/ Jianguo Xu	Director and Chief Executive Officer	June 20, 2014
Jianguo Xu

/s/ Chunhua Huang	Director	June 20, 2014
Chunhua Huang

/s/ Jimmy Wang	Director	June 20, 2014
Jimmy Wang

/s/ Vincent Wang	Secretary and Director	June 20, 2014
Vincent Wang

FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firms	F-2

Consolidated Balance Sheets as of December 31, 2013 and 2012	F-3

Consolidated Statements of Operations for the years ended December 31, 2013 and 2012 and for the periods from October 2, 2008 (inception) through December 31, 2013	F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012 and for the periods from October 2, 2008 (inception) through December 31, 2013	F-5

Consolidated Statements of Stockholders’ Equity for the period from October 2, 2008 (inception) through December 31, 2013	F-7

Notes to the Consolidated Financial Statements	F-8

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

See accompanying notes to consolidated financial statements

HK BATTERY TECHNOLOGY, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
Cumulative from October 2, 2008 (Inception) to December 31, 2013

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, October 2, 2008 (Inception)	-	$-	-	$-	$-	$-	$-
Common stock issued to founders for cash on October 2, 2008	-	-	2,032,000	2,032	(2,032)	-	-
Recapitalization pursuant to reverse merger	-	-	2,626,263	2,626	(183,604)	-	(180,978)
Common stock issued for debt issuance costs on December 31, 2008	-	-	20,000	20	37,480	-	37,500
Common stock issued for cash on December 31, 2008, net of $31,540 of direct issuance costs	-	-	55,200	55	71,905	-	71,960
Net loss, period ended December 31, 2008	-	-	-	-	-	(20,896)	(20,896)
Balance, December 31, 2008	-	-	4,733,463	4,733	(76,251)	(20,896)	(92,414)

Common stock issued for cash, net of $4,130 of direct issuance costs	-	-	222,000	222	791,028	-	791,250
Common stock issued for services rendered	-	-	20,000	20	74,980	-	75,000
Common shares cancelled	-	-	(133,333)	(133)	133	-	(0)
Contributed services	-	-	-	-	75,000	-	75,000
Stock-based compensation	-	-	-	-	20,844	-	20,844
Net loss, year ended December 31, 2009	-	-	-	-	-	(866,318)	(866,318)
Balance, December 31, 2009	-	-	4,842,130	4,842	885,734	(887,214)	3,362

Common stock issued for services rendered	-	-	18,569	19	22,227	-	22,246
Common stock contributed by stockholder for services	-	-	-	-	50,000	-	50,000
Stock-based compensation to employees	-	-	-	-	131,508	-	131,508
Record expired Escrow share	-	-	101,333	101	(101)	-	-
Record cancelled shares note recorded with continetal	-	-	133,333	133	(133)	-	-
Fractional share from reverse stock split	-	-	1,056	1	(1)	-	0
Common share and Warrant issued at 10/29/2010, 1 share entitle to 1 warrant	-	-	33,501,986	33,502	3,316,697	-	3,350,199

Common share and Warrant issued at 11/16/2010, 1 share entitle to 1 warrant	-	-	4,000,000	4,000	396,000	-	400,000
Common share and Warrant issued at 11/19/2010, 1 share entitle to 1 warrant	-	-	250,000	250	24,750	-	25,000
Interest expense relating to intrinsic value of converted promissory notes	-	-	-	-	300,000	-	300,000
Theory Note converted but not Issued. Record APIC and warrant to purchase common stock	-	-	-	-	108,138	-	108,138
Net loss, year ended December 31, 2010	-	-	-	-	-	(1,407,053)	(1,407,053)
Balance, December 31, 2010	-	-	42,848,407	42,848	5,234,819	(2,294,267)	$2,983,400

1/7/2011 Cancellation of shares	-	-	(133,333)	(133)	133	-	-
2/15/2011 SNK Consulting LLC	-	-	150,000	150	52,350	-	52,500
Net loss, year ended December 31, 2011	-	-	-	-	-	(1,837,084)	(1,837,084)
Balance, December 31, 2011	-	$-	42,865,074	$42,865	$5,287,302	$(4,131,351)	$1,198,816

Net loss, year ended December 31, 2012	-	-	-	-	-	(1,889,802)	(1,889,802)
Balance, December 31, 2012	-	$-	42,865,074	$42,865	$5,287,302	$(6,021,153)	$(690,986)

Net loss, year ended December 31, 2013	-	-	-	-	-	(1,372,884)	(1,372,884)
Balance, December 31, 2013	-	$-	42,865,074	$42,865	$5,287,302	$(7,394,036)	$(2,063,869)

HK BATTERY TECHNOLOGY, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,		From Inception on October 2, 2008 Through December 31,
	2013	2012	2013
Operating activities
Net Income	$(1,372,884)	$(1,889,802)	$(7,394,036)
Adjustments to reconcile net income to net cash used by operating activities:
Stock based compensation	-	-	131,508
Common stock issued for services	-	-	290,590
Contributed services or common stock contributed for services	-	-	125,000
Gain on change in derivative liability	-	-	(112,500)
Interest expense related to intrinsic value of converted promissory notes	-	-	300,000
Changes in operating assets and liabilities:
Prepaid expenses	-	35,000	-
Accrued interest receivable - related party	(6,000)	8,672	(13,053)
Other Receivable	(13,792)	-	(13,792)
Other Assets	-	-	-
Accounts payable and accrued interest payable	(6,196)		68,339
Advance from ACI	49,818	18,097	67,915
Other payable	(2,498)	(5,953)	(11,278)
Accrued expenses and other liabilities	(27,333)	(62,878)	51,625
Net cash used by operating activities	(1,378,885)	(1,896,864)	(6,509,682)

Investing activities
Purchase of mining reclamation bond	-	-	-
Notes receivables – related parties	-	1,120,000	(200,000)
Change in cash held in trust	-	-	-
Net cash provided (used) by investing activities	-	1,120,000	(200,000)

Financing activities
Proceeds from issuance of common stock, net of issuance costs	-	-	4,313,210
Proceeds from notes payable	1,420,000	775,000	2,645,000
Payments on notes payable	-	-	(200,000)
Issuance of common stock	-	-	-
Net cash provided (used) by financing activities	1,420,000	775,000	6,758,210

Net change in cash	41,115	(1,864)	48,528

Cash at the beginning of year	7,412	9,276	-

Cash at the end of year	$48,528	$7,412	$48,528

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

Loss Per Share

Basic loss per share is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted loss per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted loss per share excludes all dilutive potential shares if their effect is anti-dilutive. For the year ended December 31, 2013 and 2012, fully diluted loss per share excludes the dilutive effect of 43,844,054 common stock equivalents from options and warrants, because their inclusion would be anti-dilutive.

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

Through future public or private offerings of the Company’s stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company’s failure to do so could have a material and adverse effect upon it and its stockholders.

NOTE 3 – NOTES RECEIVABLE – RELATED PARTIES

On January 26, 2011, the Company made a loan of $200,000 to Hybrid Kinetic Motors Corporation, a related party. The loan is unsecured and due on demand with 3% interest per annum. The balance of the loan was $213,052 and $207,052 as of December 31, 2013 and 2012, respectively.

NOTE 4 – NOTES PAYABLE

In December 2009, a $100,000 note was issued to Theory Capital Corp. with an interest of 10% per annum until paid in full. The note was due on June 4, 2010 but it was not paid and it is now in default. According to the Theory Capital Agreement, upon closing of the private placement offering (“PPO”) on or before the due date, June 4, 2010, the outstanding principal amount of the Note shall automatically, without any action by lender or borrower, be converted into shares of Common Stock, at a price per share (the “Conversion Price”) equal to the price per share of Common Stock paid by investors in the PPO. Even though the convertible note has not been paid, the agreement required the $100,000 need to be automatically converted to common stock when due on June 4, 2010. Currently the common stocks have not been issued as of December 31, 2011; however, the stockholders have the right to claim the common stocks. The Company reclassified the $100,000 Theory convertible notes from notes payable to equity as of December 31, 2010.

The Company converted the old payables to American Compass Inc. (“ACI”) with the amount of $775,000 to a new Note at the end of 2012. There is additional Note from American Compass Inc. for 2013. This is an unsecured loan with interest rate at 3%. In 2013, there were additional note converted. As of December 31, 2013, the balance of Note to ACI was $2,195,000. The Note is an unsecured loan with interest rate of 3%. The total accrued interest was $43,325 and $8,300 for the year ended December 31, 2013 and 2012, respectively. The note is payable on demand and there is no maturity date. American Compass Inc. and HK Battery Inc. are related parties because they both have common major stockholder.

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

NOTE 7– COMMITMENTS AND CONTINGENCIES

`The Company is not currently a party to any legal action. The suit brought by Viewpoint Securities LLC was settled in May, 2012. The Company also reached a settlement with a group of minority stockholders in March, 2012.

The Company is in a lease agreement for its office space. Lease term is 69 month starting from May 1, 2011. Rent increases by 2.7% per year. The rents are payable in installments of $29,280.67 per month (from May 1, 2011 to April 30, 2012). The lease will terminate on Jan 31, 2017.

Annual minimum lease commitment for 5 years:

12/31/2013	367,350
12/31/2014	377,269
12/31/2015	387,455
12/31/2016	397,916
12/31/2017	33,453
Total annual Lease commitments	$ 1,563,444

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