Form 10-Q
period 2014-06-30
HK BATTERY TECHNOLOGY INC
filed 2014-08-19
CIK 1369203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number:  000-52636

HK Battery Technology Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-3724068
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

800 E. Colorado Blvd., Suite 888
Pasadena, CA	91101
(Address of principal executive offices)	(Zip Code)

626-683-7330
(Registrant’s telephone number, including area code)

_______________________________

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

As of August 19, 2014, there were 42,865,074 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

HK BATTERY TECHNOLOGY INC.

Form 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

TABLE OF CONTENTS

PAGE

Condensed Consolidated Balance Sheet as of June 30, 2014 (unaudited) and December 31, 2013	4

Condensed Consolidated Statement of Operations for the three and six month period ended June 30, 2014 and 2013 (unaudited) and for the period from October 2, 2008 (inception) to June 30, 2014 (unaudited)	5

Condensed Consolidated Statement of Cash Flows for the six month period ended June 30, 2014 and 2013 (unaudited) and for the period from October 2, 2008 (inception) to June 30, 2014 (unaudited)	6

Notes to the Condensed Consolidated Financial Statements (unaudited)	7-9

HK Battery Technology Inc.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets
Cash	$ 62,376	$ 48,528
Notes receivable - related party	200,000	200,000
Accrued interest receivable - related party	16,052	13,052
Other Receivable	2,365	13,792
Total current assets	280,792	275,372

Total assets	$ 280,792	$ 275,372

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$ 20,451	$ 20,451
Note payable - ACI	2,785,000	2,195,000
Advance from ACI	78,575	67,915
Other payables	5,950	4,250
Accrued expenses and other liabilities	88,325	51,625
Total current liabilities	2,978,300	2,339,241

Total liabilities	2,978,300	2,339,241

Stockholders' deficit
Preferred stock, $.001 par value; 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2014 and December 31, 2013	-	-
Common stock, $.001 par value; 1,200,000,000 shares authorized, 42,865,074 shares issued and outstanding as of June 30, 2014 and December 31, 2013	42,865	42,865
Additional paid-in capital	5,287,302	5,287,302
Accumulated deficit	(8,027,675)	(7,394,036)
Total stockholders' deficit	(2,697,508)	(2,063,869)

Total liabilities and stockholders' deficit	$ 280,792	$ 275,372

The accompanying notes are integral part of these condensed consolidated financial statements

HK Battery Technology Inc.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)
	For three months ended June 30	For three months ended June 30	For six months ended June 30	For six months ended June 30	From Inception on October 2, 2008 Through June 30, 2014
	2014	2013	2014	2013

Revenues	$ -	$ -	$ -	$ -	$ -

Operating Expenses
Research and development	-	-			653,988
General and administrative	255,931	316,212	599,952	624,777	6,940,874
Total operating expenses	255,931	316,212	599,952	624,777	7,594,862

Loss from operations	(255,931)	(316,212)	(599,952)	(624,777)	(7,594,862)

Interest income (expense)
Interest income	1,506	1,506	3,013	3,013	34,906
Other income	-	-	-	-	2,367
Gain on settlement of derivative liability	-	-	-	-	112,500
Interest expense	(19,513)	(9,786)	(36,700)	(16,725)	(582,586)
Total interest income (expense)	(18,006)	(8,280)	(33,687)	(13,712)	(432,813)

Loss before income taxes	(273,938)	(324,492)	(633,639)	(638,489)	(8,027,675)

Provision for income taxes	-	-	-	-	-

Net loss	$ (273,938)	$ (324,492)	$ (633,639)	$ (638,489)	$ (8,027,675)

Net loss per share of common stock:
Basic	$ (0.01)	$ (0.01)	$ (0.01)	$ (0.01)

Weighted average number of shares outstanding	42,865,074	42,865,074	42,865,074	42,865,074

The accompanying notes are integral part of these condensed consolidated financial statements

HK Battery Technology Inc.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
Unaudited

	For six months ended June 30, 2014	For six months ended June 30, 2013	From Inception on October 2, 2008 Through June 30, 2014

Operating Activities
Net Income	$ (633,639)	$ (638,489)	$ (8,027,675)
Adjustments to reconcile net income to net cash used by operating activities:
Stock based compensation	-	-	131,508
Common stock issued for services	-	-	290,589
Contributed services or common stock contributed for services	-	-	125,000
Gain on change in derivative liability	-	-	(112,500)
Interest expense related to intrinsic value of converted promissory notes	-	-	300,000
Changes in operating assets and liabilities:
Accrued interest receivable - related party	(3,000)	(5,260)	(16,052)
Other Receivable	11,427	-	(2,365)
Accounts payable and accrued interest payable	36,700	(6,196)	105,038
Advance from ACI	10,660	-	78,574
Other payable	1,700	(499)	(9,578)
Accrued expenses and other liabilities	-	(53,933)	51,625
Net cash used by operating activities	(576,152)	(704,377)	(7,085,834)

Investing Activities
Notes receivables - related parties	-	-	(200,000)
Net cash provided (used) by investing activities	-	-	(200,000)

Financing Activities
Proceeds from issuance of common stock, net of issuance costs	-	-	4,313,210
Proceeds from notes payable	590,000	738,860	3,235,000
Payments on notes payable	-	-	(200,000)
Net cash provided by financing activities	590,000	738,860	7,348,210

Net change in cash	13,848	34,483	62,376

Cash at the beginning of year	48,528	7,412	-

Cash at the end of year	$ 62,376	$ 41,895	$ 62,376

The accompanying notes are integral part of these condensed consolidated financial statements

HK Battery Technology Inc.

Notes to the Unaudited Condensed Consolidated Financial Statements

(A Development Stage Company)

For the six month period ended June 30, 2014

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization, Nature of Business and Trade Name

HK Battery Technology Inc. (“Company”), a development stage company, was incorporated under the laws of the State of Delaware on April 16, 2004.  Nevada Gold Enterprises, Inc., a Nevada corporation, was incorporated under the laws of the State of Nevada on October 2, 2008.  On December 31, 2008, Nevada Gold Acquisition Corp., a Nevada corporation formed on December 18, 2008, and a wholly owned subsidiary of Nevada Gold Holdings, Inc., merged with and into Nevada Gold Enterprises, Inc. Nevada Gold Enterprises, Inc. was the surviving corporation in the Merger. As a result of the Merger, Nevada Gold Enterprises, Inc., became a wholly-owned subsidiary of Nevada Gold Holdings, Inc. The Merger was treated as a reverse merger and recapitalization for financial accounting purposes. As a result of the merger, the Company recorded an aggregate stock issuance of 2,626,263 shares of common stock with a net value of $(180,978). The negative recapitalization net value recognized was the result of the Company restating the equity structure of the legal subsidiary using the exchange ratio established in the acquisition agreement to reflect the number of shares of the legal parent issued in the reverse acquisition.  Nevada Gold Enterprises, Inc. was considered the acquirer for accounting purposes, and Nevada Gold Holdings, Inc. was considered the surviving company for legal purposes. Accordingly, the accompanying financial statements present the historical financial statements of Nevada Gold Enterprises, Inc., as the historical financial statements of Nevada Gold Holdings, Inc., i.e. a reverse merger. The Company was previously engaged in the acquisition, exploration and development of gold mining claims in Nevada. In February 2013, the Company withdrew from the gold exploration business to explore opportunities in the battery technology field. On August 7, 2013, the Company was approved to change its name to HK Battery Technology Inc.

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

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A change in management’s estimates or assumptions could have a material impact on the Company’s financial condition and results of operations during the period in which such changes occurred. Actual results could differ from those estimates.

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Nevada Gold Enterprises, Inc.  All significant intercompany transactions have been eliminated.

The Company is in the development stage in accordance with Financial Accounting Standards Board Accounting Standard Codification (“ASC”) Topic No. 915, Accounting and Reporting by Development Stage Enterprises.

Loss Per Share

Basic loss per share is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. We calculated the loss per share as $0.01 as of June 30, 2014. No Diluted EPS has been calculated for the reported period.

NOTE 2 - GOING CONCERN

The Company sustained operating losses during the second quarter of 2014 and incurred negative cash flows from operations. The company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

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

NOTE 3 – NOTES RECEIVABLE – RELATED PARTIES

On January 26, 2011, the Company made a loan of $200,000 to Hybrid Kinetic Motors Corporation, a related party.  The loan is unsecured and due on demand with 3% interest per annum. The balance of the accrued interest is $16,052 and $13,052 as of June 30, 2014 and December 31, 2013 respectively.

NOTE 4 – NOTES PAYABLE

The Company converted the old payables to American Compass Inc. (“ACI”) with the amount of $775,000 to a new Note at the end of 2012. In 2013, the Company borrowed additional amounts from ACI at a 3% per year interest rate. As of December 31, 2013, the balance of the Note to ACI was $2,195,000.  The Notes are unsecured with an interest rate of 3%. The total accrued interest was $88,325 and $51,625 for the quarter ended June 30, 2014 and the year ended December 31, 2013, respectively. The Notes are payable on demand and there is no maturity date. American Compass Inc. and HK Battery Inc. are related parties because they are both controlled by the same shareholder.

On March 25, 2014, the Company entered into a Demand Promissory Note with American Compass, Inc., borrowing the amount of $360,000 (the “Note”) in order to cover the Company’s operating expenses. The Note provides for interest of three percent (3%) per annum and is due upon demand from American Compass Inc. The Company will use the proceeds of the loan to fund the general and administrative expenses of the Company as the Company does not currently generate any revenues.

On June 25, 2014, the Company entered into a Demand Promissory Note with American Compass, Inc., borrowing the amount of $230,000 (the “Additional Note”) in order to cover the Company’s operating expenses. The Additional Note provides for interest of three percent (3%) per annum and is due upon demand from American Compass Inc. The Company will use the proceeds of the loan to fund the general and administrative expenses of the Company as the Company does not currently generate any revenues.

NOTE 5 – STOCKHOLDER’S DEFICIT

On August 7, 2013, the Company approved an increase in authorized capitalization from 300,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share, to 1,200,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share.

As of December 31, 2013 and 2012, the Company had 42,865,074 shares of common stock and 0 share of preferred stock issued and outstanding, respectively.

On October 29, 2010 the Company consummated a private placement offering (“the offering”) whereby the Company issued 37,751,986 units at $0.10 per unit for total proceeds of $3,883,337.  The proceeds consisted of $3,450,000 in cash, conversions of $313,337 in convertible notes payable, and $120,000 as credit on certain of the Company’s trade payables.  Each unit consists of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at $.10 per share, exercisable for a period of five years from the date of closing.  The company has not issue any stock or warrants through for the second quarter ended June 30, 2014.

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

NOTE 9 – SUBSEQUENT EVENTS

On July 21, 2014, the board of directors of the Company, and stockholders holding a majority of the Company’s outstanding shares of common stock (the “Majority Stockholders”), respectively, approved an amendment to the Company’s certificate of incorporation to effect a 1-for-100 Reverse Stock Split at any time within the sixty (60) day period after July 21, 2014.  The board determined the split ratio based upon a review of the capital structure of the Company, including current market share price, general market conditions and the potential benefits from the reverse split.  The Company filed a charter amendment for the reverse stock split with the Delaware Secretary of State, with a future effective date and time of 5:00 p.m. Eastern Time on September 5, 2014.

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

OVERVIEW AND RECENT DEVELOPMENTS

We are a development stage company.  During the fiscal year ended December 31, 2013, we engaged in limited oil and gas activities, had minimal operations, and generated no revenues. We did not pay to the Tempo property lessor, Gold Standard Royalty Corporation, an Advance Minimum Royalty Payment of approximately $150,000 that was due by January 15, 2013, and as of February 15, 2013, Gold Standard Royalty Corporation terminated our lease of the 206 contiguous unpatented lode claims on the Tempo Mineral Prospect.  As a result, the Company does not hold any mineral lease or property, and our Board has determined that we will not in the future hold any mineral lease or property.  Management, along with the Board of Directors, determined it was in the best interest of the Company and its shareholders to explore opportunities in the battery technology field. Current members of management and of the Board of Directors have experience in this field.

The Company at this time intends to seek a merger, combination or other business transaction with a company that develops and/or manufactures battery packs with advanced technologies, and believe that the change of our name will facilitate such efforts.  However, the Company has not yet entered into any agreement, nor does it have any commitment to enter into or become engaged in such a transaction with any party.

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

We expect that we will need to raise funds in order to effectuate a business plan.  We may seek additional investors to purchase our stock to provide us with working capital to fund our operations.  Thereafter, we will seek to establish or acquire businesses or assets with additional funds raised either via the issuance of shares or debt.  There can be no assurance that additional capital will be available to us at all or on acceptable terms.  We may seek to raise the required capital by other means.  We may have to issue debt or equity or enter into a strategic arrangement with a third party.  We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. Since we have no such arrangements or plans currently in effect, our inability to raise funds will have a severe negative impact on our ability to remain a viable company.  In pursuing the foregoing goals, we may seek to expand or change the composition of the Board or make changes to our current capital structure, including issuing additional shares or debt and adopting a stock option plan.

We do not expect to generate any revenues over the next twelve months.  Our principal business objective for the next twelve months will be to seek, investigate and, if such investigation warrants, engage in a business combination with a private entity whose business presents an opportunity for our shareholders.

Going Concern

In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least the end of 2014.  The Company expects to finance its operations primarily through one or more future financings.  However, there exists substantial doubt about the Company’s ability to continue as a going concern for at least the next twelve months, because the Company will be required to obtain additional capital in the future to continue its operations and there is no assurance that it will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all.  Our independent auditors have included an explanatory paragraph in their report on our consolidated financial statements included in this report that raises substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.  We have generated no operating revenues since our inception.  We had an accumulated deficit of $8,027,675 as of June 30, 2014.  Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.  Our unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which implies we will continue to meet our obligations and continue our operations for the next twelve months.  Realization values may be substantially different from carrying values as shown, and our unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of the going concern uncertainty.

Results of Operations

Three Months Ended June 30, 2014 and Three Months Ended June 30, 2013

We are still in our development stage and have generated no revenues to date.

We incurred general and administrative expenses of $255,931 and $316,212 for the three months ended June 30, 2014 and 2013, respectively. These expenses consisted of legal and other professional fees and operating costs incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports.

Our net loss for the three months ended June 30, 2014 and 2013 was $273,938and $324,492, respectively. The increase in net loss from the 2013 to the 2014 for the three month period is primarily attributable to general and administrative expenses.

Six Months Ended June 30, 2014 compared to Six Months Ended June 30, 2013

Revenues and Other Income

During the six month period ended June 30, 2014, the Company remained in the developing stage and we did not realize any revenues from operations. Similarly, we have not realized any revenues from operations during the period from inception through June 30, 2014.

Expenses

Operating expenses, consisting entirely of general and administrative expenses, totaled $599,952 in the six month period ended June 30, 2014, compared to $624,777 in the six month period ended June 30, 2013, which consisted primarily of general and administrative expenses. The decrease in operating expenses was primarily due to increased cost efficiency.

Net Losses

As a result of the foregoing, the Company incurred a net loss of $633,639 or ($0.01) per share, for the six months ended June 30, 2014, compared to a net loss of $638,489, or ($0.01) per share, for the corresponding period ended June 30, 2013.

Liquidity and Capital Resources

As of June 30, 2014, we have $62,376 of cash on hand.

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

Item 4. Controls and Procedures.

Under the supervision and with the participation of our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2014 (the “Evaluation Date”).  Based on this evaluation, such officers concluded as of the Evaluation Date that our disclosure controls and procedures were not effective to ensure that the information relating to us, including our consolidated subsidiaries, required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Specifically, among other things, Hybrid Kinetic and its subsidiaries agreed, within 90 days from June 11, 2012, to divest all their interests in Nevada Gold. The Companies agreed to notify the U.S. Department of Defense and the U.S. Department of the Treasury (the “USG Agencies”) of any proposed divestment no less than 10 calendar days in advance of effecting such divestment. The parties agreed that they may proceed to complete the transfer after the 10 calendar day period expires if: (a) the USG Agencies do not object to the proposed transferee during the 10 calendar day advance notice period; (b) the proposed transferee is a U.S. citizen who is not a dual citizen or is an entity that is wholly owned by U.S. citizens who are not dual citizens; and (c) the proposed transferee has no prior direct or indirect contractual, financial, employment, familial, or other relationship with Hybrid Kinetic or persons that own or are employed by Hybrid Kinetic. In all other circumstances, Hybrid Kinetic agreed that it will not complete the transfer until the USG Agencies inform Hybrid Kinetic in writing that the USG Agencies have no objection to the proposed transfer.  Further, no personnel, employee or agent of Hybrid Kinetic may access the property conveyed by the Tempo Leases and Claims or any other leases or claims in which Hybrid Kinetic has acquired any direct or indirect interest as a result of the Transaction or through Nevada Gold (collectively, the “Nevada Gold Leases and Claims”) without prior approval by the USG Agencies.  In addition, Hybrid Kinetic, including contractors and business representatives acting on its behalf, agreed that it would not obtain, through any means, any ownership interest or control over Nevada Gold, including any representation on our Board of Directors, or any Nevada Gold Leases and Claims.

The Order is enforceable, through injunctive or other judicial relief, and failure to comply with the Order may result in the imposition of civil or criminal penalties.

Hybrid Kinetic has submitted to CFIUS a proposed purchaser of Far East Golden Resources’s interests in Nevada Gold, and CFIUS reviewed the qualifications of the purchaser. Hybrid Kinetic informed us that it intended to comply with the terms of the Order in a timely fashion.

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

Item 1A. Risk Factors.

There have been no material changes from Risk Factors as previously disclosed in our 2013 Form 10-K.

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

Item 6. Exhibits

The following exhibits are included with this quarterly report.

Exhibit No.	Description

10.1	Demand Promissory Note dated June 25, 2014*
31.1	Certification of Principal Executive Officer pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification of Principal Financial Officer pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

*Filed herewith.

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

HK BATTERY TECHNOLOGY INC.

Date: August 19, 2014	By:	/s/ Jianguo Xu
Jianguo Xu
Chief Executive Officer

Date: August 19, 2014	By:	/s/ Jimmy Wang
Jimmy Wang
Chief Financial Officer