Form 10-Q
period 2014-09-30
HK BATTERY TECHNOLOGY INC
filed 2014-11-19
CIK 1369203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

OR

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

As of November 19, 2014, there were 428,669 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

HK BATTERY TECHNOLOGY INC.

Form 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our Form 10-K for the fiscal year ended December 31, 2013 filed with the SEC on April 15, 2014. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

TABLE OF CONTENTS

HK Battery Technology, Inc.

CONDENSED CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2014	2013
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$35,973	$48,528
Notes receivable - related party	200,000	200,000
Accrued interest receivable - related party	17,552	13,052
Other Receivable	2,365	13,792
Total current assets	255,889	275,372

Total assets	$255,889	$275,372

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$20,451	$20,451
Note payable to related party	3,065,000	2,195,000
Advance from related party	82,181	67,915
Other payables	5,950	4,250
Accrued expenses and other liabilities	109,838	51,625
Total current liabilities	3,283,420	2,339,241

Total liabilities	3,283,420	2,339,241

Stockholders' deficit
Preferred stock, $.001 par value; 10,000,000 shares authorized, no shares issued and outstanding as of December 31, 2013 and December 31, 2012	−	−
Common stock, $.001 par value; 1,200,000 shares authorized, 428,669 and 42,865,074 shares issued and outstanding as of September 30, 2014 and December 31, 2013	42,865	42,865
Additional paid-in capital	5,287,302	5,287,302
Accumulated deficit	(8,357,697)	(7,394,036)
Total stockholders' deficit	(3,027,530)	(2,063,869)

Total liabilities and stockholders' deficit	$255,889	$275,372

The accompanying notes are integral part of these unaudited condensed consolidated financial statements.

HK Battery Technology, Inc.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

Unaudited

	For the three months ended September 30,				For the nine months ended September 30,
	2014		2013		2014		2013

Revenues	$	−	$	−	$	−	$	−

Operating Expenses
Research and development		−		−		−		−
General and administrative		310,016		381,813		909,968		1,006,590
Total operating expenses		310,016		381,813		909,968		1,006,590

Loss from operations		(310,016)		(381,813)		(909,968)		(1,006,590)

Interest income (expense)
Interest income		1,506		1,506		4,519		4,519
Other income		−		−		−		−
Gain on settlement of derivative liability		−		−		−		−
Interest expense		(21,513)		(12,088)		(58,213)		(28,813)
Total interest expense		(20,006)		(10,582)		(53,693)		(24,294)

Loss before income taxes		(330,022)		(392,394)		(963,661)		(1,030,883)

Provision for income taxes		−		−		−		−

Net loss		$(330,022)		$(392,394)		$(963,661)		$(1,030,883)

Net loss per share of common stock:
Basic		$(0.77)		(0.92)		(2.25)		(2.40)

Weighted average number of shares outstanding		428,669		428,669		428,669		428,669

The accompanying notes are integral part of these unaudited condensed consolidated financial statements.

HK Battery Technology, Inc.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

Unaudited

	For the nine months ended September 30, 2014	For the nine months ended September 30, 2013

Operating Activities
Net Income	$(963,661)	$(1,030,883)
Adjustments to reconcile net income to net cash used by operating activities:
Stock based compensation	−	−
Common stock issued for services	−	−
Contributed services or common stock contributed for services	−	−
Gain on change in derivative liability	−	−
Interest expense related to intrinsic value of converted promissory notes	−	−
Changes in operating assets and liabilities:
Accrued interest receivable - related party	(4,500)	(6,760)
Other Receivable	11,427	−
Accounts payable and accrued interest payable	58,213	(6,196)
Advance from ACI	14,266	−
Other payable	1,700	(1,498)
Accrued expenses and other liabilities	−	(41,845)
Net cash (used in) operating activities	(882,555)	(1,087,182)

Financing Activities
Proceeds from issuance of common stock, net of issuance costs	−	−
Proceeds from notes payable	870,000	1,126,388
Payments on notes payable	−	−
Net cash provided by financing activities	870,000	1,126,388

Net change in cash	(12,555)	39,206

Cash at the beginning of year	48,528	7,412

Cash at the end of year	$35,973	$46,618

The accompanying notes are integral part of these unaudited condensed consolidated financial statements.

HK Battery Technology Inc.

Notes to the Condensed Consolidated Financial Statements

For the nine month period ended September 30, 2014

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

Presentation of Interim Information

The condensed consolidated financial statements included herein have been prepared by us without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements for the year ended December 31, 2013. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, as permitted by the SEC, although we believe the disclosures that are made are adequate to make the information presented herein not misleading. The accompanying condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at September 30, 2014, and the results of our operations and cash flows for the periods presented. We derived the December 31, 2013 condensed consolidated balance sheet data from audited financial statements, but do not include all disclosures required by GAAP. Interim results are subject to seasonal variations and the results of operations for the three and nine months ended September 30, 2014 and 2013, are not necessarily indicative of the results to be expected for the full year.

Use of Estimates

The preparation of consolidated financial statements using accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A change in management’s estimates or assumptions could have a material impact on the Company’s financial condition and results of operations during the period in which such changes occurred. Actual results could differ from those estimates.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Nevada Gold Enterprises, Inc. All significant intercompany transactions have been eliminated.

Loss Per Share

Basic loss per share is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. We calculated the loss per share as $0.77 as of September 30, 2014. No Diluted EPS has been calculated for the reported period.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updates (“ASU”) 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. ASU 2014-10 eliminates the distinction of a development stage entity and certain related disclosure requirements, including the elimination of inception –to-date information on the statements of operations, cash flows and stockholders’ equity. The amendments in ASU 2014-10 will be effective prospectively for annual reporting periods beginning after December 15, 2014, and interim periods within those annual periods, however early adoption is permitted. The Company adopted ASU 2014-10 during the quarter ended September 30, 2014, thereby no longer presenting or disclosing any information previously required by Topic 915.

NOTE 2 – GOING CONCERN

The Company sustained operating losses during the third quarter of 2014 and incurred negative cash flows from operations. The company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

NOTE 3 – NOTES RECEIVABLE – RELATED PARTIES

On January 26, 2011, the Company made a loan of $200,000 to Hybrid Kinetic Motors Corporation, a related party. The loan is unsecured and due on demand with 3% interest per annum. The balance of the accrued interest is $17,552 and $13,052 as of September 30, 2014 and December 31, 2013 respectively.

NOTE 4 – NOTES PAYABLE

The Company converted the old payables to American Compass Inc. (“ACI”) with the amount of $775,000 to a new note at the end of 2012. In 2013, the Company borrowed additional amounts from ACI at a 3% per year interest rate. As of December 31, 2013, the balance of the Note to ACI was $2,195,000.  The Notes are unsecured with an interest rate of 3%.

On March 25, 2014, the Company entered into a Demand Promissory Note with ACI, borrowing the amount of $360,000 (the “March Note”) in order to cover the Company’s operating expenses. The Note provides for interest of three percent (3%) per annum and is due upon demand from American Compass Inc. The Company will use the proceeds of the loan to fund the general and administrative expenses of the Company as the Company does not currently generate any revenues.

On June 25, 2014, the Company entered into a Demand Promissory Note with ACI, borrowing the amount of $230,000 (the “June Note”) in order to cover the Company’s operating expenses. The Additional Note provides for interest of three percent (3%) per annum and is due upon demand from ACI. The Company will use the proceeds of the loan to fund the general and administrative expenses of the Company as the Company does not currently generate any revenues.

On July 31, 2014, the Company entered into a Demand Promissory Note with ACI, borrowing the amount of $80,000 (the “July Note”) in order to cover the Company’s operating expenses. The Additional Note provides for interest of three percent (3%) per annum and is due upon demand from ACI. The Company will use the proceeds of the loan to fund the general and administrative expenses of the Company as the Company does not currently generate any revenues.

On August 31, 2014, the Company entered into a Demand Promissory Note with ACI, borrowing the amount of $90,000 (the “August Note”) in order to cover the Company’s operating expenses. The Additional Note provides for interest of three percent (3%) per annum and is due upon demand from ACI. The Company will use the proceeds of the loan to fund the general and administrative expenses of the Company as the Company does not currently generate any revenues.

On September 30, 2014, the Company entered into a Demand Promissory Note with ACI, borrowing the amount of $110,000 (the “September Note” together with the March Note, June Note, July Note and August Note, collectively, the “Notes”) in order to cover the Company’s operating expenses. The Additional Note provides for interest of three percent (3%) per annum and is due upon demand from ACI. The Company will use the proceeds of the loan to fund the general and administrative expenses of the Company as the Company does not currently generate any revenues.

As of September 30, 2014, the balance of the Notes to ACI was $3,065,000. The total accrued interest was $109,838 and $51,625 for the quarter ended September 30, 2014 and the year ended December 31, 2013, respectively. The Notes are payable on demand and there is no maturity date. American Compass Inc. and HK Battery Inc. are related parties because they are both controlled by the same shareholder.

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

On October 29, 2010 the Company consummated a private placement offering (“the offering”) whereby the Company issued 37,751,986 units at $0.10 per unit for total proceeds of $3,883,337. The proceeds consisted of $3,450,000 in cash, conversions of $313,337 in convertible notes payable, and $120,000 as credit on certain of the Company’s trade payables. Each unit consists of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at $.10 per share, exercisable for a period of five years from the date of closing. The company has not issue any stock or warrants through for the third quarter ended September 30, 2014.

On July 21, 2014, the Board of Directors of HK Battery Technology Inc. (the “Company”) and stockholders holding a majority of the Company’s outstanding shares of its common stock, respectively, approved an amendment and restatement of the Company’s Certificate of Incorporation to effect a 1-for-100 reverse stock split. The reverse stock split became effective on September 5, 2014 (“Effective Date”), after filing of the Company’s Amended and Restated Certificate of Incorporation with the Delaware Secretary of State on August 8, 2014. On the Effective Date, the Company’s 42,865,074 outstanding shares of common stock were reduced to approximately 428,669 outstanding shares of common stock.

As of September 30, 2014, the Company had 428,669 shares of common stock and zero share of preferred stock issued and outstanding, respectively.

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

Annual minimum lease commitment for 5 years:
12/31/2013	$367,350
12/31/2014	$377,269
12/31/2015	$387,455
12/31/2016	$397,916
12/31/2017	$33,453
Total annual Lease commitments	$1,563,443

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

Going Concern

In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least the end of 2014. The Company expects to finance its operations primarily through one or more future financings. However, there exists substantial doubt about the Company’s ability to continue as a going concern for at least the next twelve months, because the Company will be required to obtain additional capital in the future to continue its operations and there is no assurance that it will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Our independent auditors have included an explanatory paragraph in their report on our consolidated financial statements included in this report that raises substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We have generated no operating revenues since our inception. We had an accumulated deficit of $8,357,697 as of September 30, 2014. Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows. Our audited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which implies we will continue to meet our obligations and continue our operations for the next twelve months. Realization values may be substantially different from carrying values as shown, and our consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of the going concern uncertainty.

Results of Operations

For the Nine Months Ended September 30, 2014 and 2013

Revenues and Other Income

During the nine month period ended September 30, 2014, the Company remained in the developing stage and we did not realize any revenues from operations. Similarly, we have not realized any revenues from operations during the period from inception through September 30, 2014.

Expenses

Operating expenses, consisting entirely of general and administrative expenses, totaled $909,968 and $1,006,590 for the nine month period ended September 30, 2014 and 2013, respectively. The decrease in operating expenses was primarily due to increased cost efficiency.

Net Losses

As a result of the foregoing, the Company incurred a net loss of $963,661 or ($2.25) per share, for the nine months ended September 30, 2014, compared to a net loss of $1,030,883, or ($2.40) per share, for the nine month period ended September 30, 2013.

For the Three Months Ended September 30, 2014 and 2013

Revenues and Other Income

During the three month period ended September 30, 2014, the Company remained in the developing stage and we did not realize any revenues from operations. Similarly, we have not realized any revenues from operations during the period from inception through September 30, 2014.

Expenses

Operating expenses, consisting entirely of general and administrative expenses, totaled $310,016 and $381,813 for the three month period ended September 30, 2014 and 2013, respectively. The decrease in operating expenses was primarily due to increased cost efficiency.

Net Losses

As a result of the foregoing, the Company incurred a net loss of $330,022 or ($.77) per share, for the three month period ended September 30, 2014, compared to a net loss of $392,394, or ($.92) per share, for the three month period ended September 30, 2013.

Liquidity and Capital Resources

As of September 30, 2014, we have $35,973 of cash on hand.

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

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2014 (the “Evaluation Date”). Based on this evaluation, such officers concluded as of the Evaluation Date that our disclosure controls and procedures were not effective to ensure that the information relating to us, including our consolidated subsidiaries, required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

HK BATTERY TECHNOLOGY INC.

Date: November 19, 2014	By:	/s/ Jianguo Xu
Jianguo Xu
Chief Executive Officer

Date: November 19, 2014	By:	/s/ Jimmy Wang
Jimmy Wang
Chief Financial Officer