Form 10-K
period 2014-12-31
HK BATTERY TECHNOLOGY INC
filed 2015-04-07
CIK 1369203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

  X  . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended: December 31, 2014

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

Yes  X  . No      .

As of April 7, 2015, there were 429,475 shares of the registrant’s common stock, par value $0.001, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

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

On August 7, 2013, we filed another Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware to (i) change our corporate name to HK Battery Technology Inc., and (ii) increase our authorized capitalization from 300,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share, to 1,200,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share.  We mailed a definitive information statement on Schedule 14C to our stockholders on August 7, 2013, and in accordance with the regulations under the Securities Exchange Act of 1934, as amended, the Charter Amendment did not become effective until at least 20 days after that mailing date.

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

On July 21, 2014, our Board of Directors and stockholders holding a majority of the Company’s outstanding shares of common stock (the “Majority Stockholders”), respectively, approved an amendment to the Company’s Certificate of Incorporation to effect a 1-for-100 Reverse Stock Split at any time within the sixty (60) day period after July 21, 2014.  The board determined the split ratio based upon a review of the capital structure of the Company, including current market share price, general market conditions and the potential benefits from the reverse split.  The Company filed a charter amendment for the reverse stock split with the Delaware Secretary of State, with a future effective date and time of 5:00 p.m. Eastern Time on September 5, 2014.

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

As an inducement to certain investors to purchase Common Stock in the Bridge PPO, the principal former NGE stockholder (David Mathewson, who was then our Chief Executive Officer, President and sole director) agreed to transfer to those investors in private transactions an aggregate of 214,000 shares of the Company Common Stock that he received in the Merger.

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

Far East Golden Resources Investment Limited, a Hong Kong limited liability company (“Far East Golden Resources”), and a wholly owned subsidiary of Hybrid Kinetic Group Limited, an exempt company incorporated in Bermuda with limited liability, purchased 30,000,000 of the units in the 2010 PPO.  We agreed with Far East Golden Resources to increase the size of our Board of Directors to seven members, and Far East Golden Resources is entitled to nominate four candidates to the Board. Immediately following the initial closing of the 2010 PPO, Far East Golden Resources beneficially owned 86.1% of the Company’s outstanding Common Stock (calculated as set forth in Rule 13d-3 under the Securities Exchange Act of 1934, as amended), based on its holding 30,000,000 shares of Common Stock and warrants (that are currently exercisable) to purchase 30,000,000 shares of Common Stock, and based on 37,851,862 shares of Common Stock then outstanding. By the conclusion of the 2010 PPO, additional shares of Common Stock were outstanding, and Far East Golden Resources’ beneficial ownership had declined to approximately 82.3%.  As of April 6, 2015, Far East Golden Resources beneficially owned approximately 25.6% of our common stock.  See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

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

Employees

We currently have seven full-time employees. In the future, if we acquire or initiate a new business, we may hire additional personnel as needed.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Executive Offices

Our business office is located at 800 E. Colorado Blvd., Suite 888, Pasadena, California 91101, in the offices of Far East Golden Resources.  It contains office furniture and equipment sufficient to administer our current business.  Office services and office space are provided without charge by the primary stockholder of the Company.  Such costs are immaterial to the financial statements and accordingly, have not been reflected therein.

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

ITEM 4. Mine Safety Disclosures.

The Company is not currently the operator of any mine.

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

Period	High	Low
Fiscal Year Ending December 31, 2013:
First Quarter	$0.017	$0.001
Second Quarter	0.015	0.003
Third Quarter	0.008	0.005
Fourth Quarter	0.007	0.004

Fiscal Year Ending December 31, 2014:
First Quarter	$0.011	$0.0177
Second Quarter	0.01	0.018
Third Quarter	0.07	1.75
Fourth Quarter	1.4	1.85

Holders

As of April 6, 2015, there were 429,475 shares of our Common Stock issued and outstanding held by 27 stockholders of record.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of December 31, 2014, information with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:

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

Total

The Company has no outstanding awards as of April 6, 2015.

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

Under the Evergreen Clause, unless otherwise determined by the Board, at the beginning of each fiscal year beginning with the 2011 fiscal year, the number of Shares available for issuance under the 2008 Plan (the "Floating Maximum") will be increased on the first day of each fiscal year, in an amount equal to the lesser of (i) the difference between 5% of the number of Diluted Shares (as defined below) on the last day of the immediately preceding fiscal year and the maximum aggregate number of Shares subject to the 2008 Plan on the last day of the immediately preceding fiscal year, or (ii) such other number of Shares as is determined by the Board.  As used herein, "Diluted Shares" means the outstanding Shares, together with all Shares issuable upon conversion of convertible debt and equity securities (including interest accrued thereon), and all Shares issuable upon exercise of options warrants or other rights (excluding options issued under the 2008 Plan) having an exercise price equal to or less than the fair market value at the time of measurement.  The maximum number of shares of common stock that may be issued under the 2008 Plan pursuant to the Evergreen Clause is the lesser of (A) the Floating Maximum, and (B) 150,000 Shares.

Additional information regarding the 2008 Plan is contained in our definitive Proxy Statement filed with the SEC on August 10, 2010.

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

Going Concern

In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least the end of 2015.  The Company expects to finance its operations primarily through one or more future financings.  However, there exists substantial doubt about the Company’s ability to continue as a going concern for at least the next twelve months, because the Company will be required to obtain additional capital in the future to continue its operations and there is no assurance that it will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all.  Our independent auditors have included an explanatory paragraph in their report on our consolidated financial statements included in this report that raises substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.  We have generated no operating revenues since our inception. We had an accumulated deficit of $8,714,914 as of December 31, 2014. Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.  Our audited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which implies we will continue to meet our obligations and continue our operations for the next twelve months.  Realization values may be substantially different from carrying values as shown, and our consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of the going concern uncertainty.

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

Results of Operations

Year Ended December 31, 2014, compared to Year Ended December 31, 2013

Revenues and Other Income

During the twelve month period ended December 31, 2014, the Company remained in the exploration stage and we did not realize any revenues from operations.  Similarly, we did not realize any revenues from operations during the period from inception through December 31, 2014.

Expenses

General and administrative expenses totaled $1,245,432, in the year ended December 31, 2014, a decrease of $90,153 from the $1,335,585 of general and administrative expenses incurred in the year ended December 31, 2013.  During the year ended December 31, 2014, the Company also recognized interest expense of $81,955.

Net Losses

As a result of the foregoing, the Company incurred a net loss of $1,320,879, or $3.08 per share, in the year ended December 31, 2014, compared to a net loss of $1,372,884, or $3.20 per share, for the year ended December 31, 2013.

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

Loans to and from Related Parties

On January 26, 2011, the Company made a loan of $200,000 to Hybrid Kinetic Motors Corporation, a related party; on February 24, 2011, the Company made a loan of $400,000 to American Compass Inc. (“ACI”), a related party; and on March 24, 2011, the Company made an additional loan of $400,000 to ACI.  On various dates from April to June 2010, the Company made additional loans to ACI. in the amount of $800,000.00, bringing the total notes loans to this party to $1,600,000.  Each of these loans was originally payable on December 31, 2011, and is currently due on demand.  Each of these loans is unsecured and bears interest at 3% per annum.  $480,000 was repaid by ACI during 2011, and the balance of its loan was repaid in full with interest in 2012. As of December 31, 2012, the total principal of these notes receivable plus accrued interest was $207,052. Subsequent to December 31, 2012, no additional principal amount of the loans was repaid by Hybrid Kinetic.  Each of the borrowers is a wholly owned subsidiary of Hybrid Kinetic Group Ltd., which is also the parent of our controlling stockholder, Far East Golden Resources.  Hybrid Kinetic Group Ltd. guaranteed each of the loans.  We expect that all of these loans will be repaid to the Company by Hybrid Kinetic by the end of 2013.

The Company received a loan of $784,316.35 from ACI at the end of 2012.  This is a non-interest bearing loan guaranteed by HK Group Ltd. The full amount is still outstanding at the date of this Report.

The Company converted the old payables to ACI with the amount of $775,000 to a new Note at the end of 2012. In 2013, the Company borrowed additional amounts from ACI at a 3% per year interest rate. As of December 31, 2013, the balance of the Note to ACI was $2,195,000.  The Notes are unsecured with an interest rate of 3%. The total accrued interest was $88,325 and $51,625 for the quarter ended June 30, 2014 and the year ended December 31, 2013, respectively. The Notes are payable on demand and there is no maturity date. American Compass Inc. and HK Battery Inc. are related parties because they are both controlled by the same shareholder.

On March 25, 2014, the Company entered into a Demand Promissory Note with American Compass, Inc., borrowing the amount of $360,000 (the “Note”) in order to cover the Company’s operating expenses. The Note provides for interest of three percent (3%) per annum and is due upon demand from American Compass Inc. The Company used the proceeds of the loan to fund the general and administrative expenses of the Company as the Company does not currently generate any revenues.

On June 25, 2014, the Company entered into a Demand Promissory Note with American Compass, Inc., borrowing the amount of $230,000 (the “Additional Note”) in order to cover the Company’s operating expenses. The Additional Note provides for interest of three percent (3%) per annum and is due upon demand from American Compass Inc. The Company used the proceeds of the loan to fund the general and administrative expenses of the Company as the Company does not currently generate any revenues.

Liquidity and Capital Resources

On December 31, 2014, we had $84,663 of cash and cash equivalents on hand, compared to $48,528 at December 31, 2013.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Our audited financial statements as of, and for the years ended, December 31, 2014 and 2013, are included beginning on page F-1 immediately following the signature page to this Report.  See Item 15 for a list of the financial statements included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company previously reported the information required by this Item 9 in its Form 8-K filed on August 15, 2013, its Form 8-K filed on January 24, 2014, its Form 8-K filed on February 3, 2014, its Form 8-K filed on February 19, 2014 and its Form 8-K/A filed on February 27, 2014.

The Company notes that its previous auditor, Sam Kan & Company, has been denied the privilege of appearing or practicing before the Securities and Exchange Commission, and accordingly the Company’s current independent registered public accountant Anton & Chia, LLP has reaudited the Company’s financial statements for the year ended December 31, 2012. Please see their reports at F-2 and F-3.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (our principal executive and principal financial officer), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2014 (the “Evaluation Date”).  Based on this evaluation, our Chief Executive Officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective to ensure that the information relating to us, including our consolidated subsidiaries, required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

We are a small organization with limited personnel during 2014. We were unable to implement an effective system of disclosure controls and procedures as of the Evaluation Date. We expect to create a system of disclosure controls and procedures in 2015 as we expand our business. Nevertheless, management believes that this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report.

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

Management has conducted, with the participation of our principal executive officer and principal financial officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2014 (the “Evaluation Date”).  In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weakness: We were unable to implement a system of segregation of duties necessary to establish an effective system of internal controls as of the Evaluation Date.  Accordingly, we concluded that our internal control over financial reporting was not effective as of the Evaluation Date.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2014, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

Below are the names and certain information regarding the Company’s current executive officers and directors:

Name	Age	Title	Date First Appointed
Yung Yeung	58	Chairman of the Board	November 29, 2010
Jianguo (Jason) Xu	46	Director and Chief Executive Officer	July 1, 2011
Chunhua Huang	50	Director	November 29, 2010
Jimmy Wang	49	Chief Financial Officer	January 25, 2011
Jun Yan	35	Secretary	February 24, 2015

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

Jimmy Wang, Chief Financial Officer, is the Chief Financial Officer of American Compass, Inc., where he has served, initially as Chief Accounting Officer, since 2003. Prior to joining American Compass, Inc., he served as an accounting manager for Planned Parenthood of the Greater Miami Valley from 2000 to 2003. He is a graduate of the City University of New York, where he majored in both Accounting & Information Systems and Economics.

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

Jun Yan, Secretary, holds a Bachelor’s and Master’s Degree from Troy University. Mr. Yan is currently a Financial Analyst and assistant to the Board of Directors of American Compass Inc.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2014, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2014, and the representations made by the reporting persons to us, we believe that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the last two fiscal years ended December 31, 2014, to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2014; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2014; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2014, that received annual compensation during the fiscal year ended December 31, 2014, in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Jianguo Xu	2014	-	-	-	-	-	-	-	-
CEO (1)	2013	-	-	-	-	-	-	-	-

Jimmy Wang	2014	-	-	-	-	-	-	-	-
CFO (2)	2013	-	-	-	-	-	-	-	-

(1)

Jianguo Xu has served as CEO since July 1, 2011.

(2)

Jimmy Wang has served as CFO since January 25, 2011.

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

There were no equity awards held by the Company’s Named Executive Officers at December 31, 2014.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of April 6, 2015, by:

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

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)

Yung Yeung	Common Stock	0 (3)	-

Jianguo (Jason) Xu	Common Stock	0	-

Jimmy Wang	Common Stock	0	-

Jun Yan	Common Stock	0	-

AlAll directors and executive officers as a group (4 persons)	Common Stock	0	-

Far East Golden Resources 800 E. Colorado Blvd., Suite 888, Pasadena, California 91101	Common Stock	725,932 (4)(5)	91.6%

(1)

Beneficial ownership is determined in accordance with the rules of the SEC. For this purpose, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise, has or shares (a) the power to vote, or to direct the voting of, such security and/or (b) the power to dispose, or to direct the disposition of, such security. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of April 6, 2015, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)

Percentages based upon 792,441 shares of common stock, which include 429,475 shares of common stock outstanding as of April 6, 2015, plus warrants to purchase 362,966 shares that are currently exercisable; percentages are rounded to the nearest 0.1%.

(3)

See Note 4 below.  Under the rules of the SEC, Mr. Yeung may be deemed to beneficially own the shares of common stock beneficially owned by Hybrid Kinetic Group Limited.  Mr. Yeung disclaims beneficial ownership of those shares except to the extent of his pecuniary interest therein.

(4)

Includes warrants to purchase 300,000 shares that are currently exercisable.  Far East Golden Resources is the direct beneficial owner of these shares and is a wholly owned subsidiary of Hybrid Kinetic Group Limited. Sun East LLC, a California limited liability company, owns 26% of the issued share capital of Hybrid Kinetic Group Limited and may be deemed to be a controlling person thereof and beneficial owner of these shares.  Sun East LLC is owned (i) 35% by our director, Yung Yeung, who is Chairman, Chief Executive Officer and director of Hybrid Kinetic Group Limited and (ii) 65% by Manwai Ma and Jimmy Wang, as co-trustees for certain trusts established for the benefit of the children of Mr. Yeung.

(5)

Includes a warrant to purchase up to an aggregate of 62,966 shares that are currently exercisable.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended December 31, 2014 and 2013, are set forth in the table below:

Fee Category	Fiscal year ended December 31, 2014	Fiscal year ended December 31, 2013

Audit fees (1)	$5,500	$8,750
Audit-related fees (2)	$-	$-
Tax fees (3)	$-	$-
All other fees (4)	$-	$-
Total fees	$5,500	$8,750

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
10.28

Form of Registration Rights Agreement between the Company and the subscribers in the 2010 PPO (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the SEC on November 8, 2010)

10.29

Securities Purchase Agreement, dated as of February 17, 2015 between the Company and Billion Energy Holdings Limited (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on February 20, 2015)

10.30

Securities Purchase Agreement, dated as of March 23, 2015 between the Company and Apollo Acquisition Corporation (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 27, 2015)

Exhibit Number	Description
10.31

Joint Venture Agreement, dated as of March 23, 2015 between the Company and Jiangsu New Head Line Development Group Co. Ltd. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on March 27, 2015)

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

HK BATTERY TECHNOLOGY, INC.

Dated: April 7, 2015	By:	/s/Jianguo Xu
Jianguo Xu
Chief Executive Officer

Dated: April 7, 2015	By:	/s/Jimmy Wang
Jimmy Wang
Chief Financial Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Yung Yeung	Chairman of the Board	April 7, 2015
Yung Yeung

/s/ Jianguo Xu	Director and Chief Executive Officer	April 7, 2015
Jianguo Xu

/s/ Jimmy Wang	Chief Financial Officer	April 7, 2015
Jimmy Wang

/s/ Chunhua Huang	Director	April 7, 2015
Chunhua Huang

FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of December 31, 2014 and 2013	F-4

Consolidated Statements of Operations for the years ended December 31, 2014 and 2013	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013	F-8

Consolidated Statements of Changes in Stockholders’ Deficit for the years ended December 31, 2014 and 2013	F-6

Notes to the Consolidated Financial Statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders’ of

HK Battery Technology, Inc.

We have audited the accompanying consolidated balance sheets of HK Battery Technology, Inc. (the “Company”) as of December 31, 2014 and 2013, and the related statement of operations, changes in stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HK Battery Technology, Inc. as of December 31, 2014 and 2013, and the results of their operations and their cash flows for years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Anton & Chia, LLP

Newport Beach, California

April 7, 2015

HK BATTERY TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
	2014	2013
ASSETS
Current assets
Cash	$84,663	$48,528
Notes receivable - related party	200,000	200,000
Accrued interest receivable - related party	19,052	13,052
Other Receivable	-	13,792
Total current assets	303,715	275,372

Total assets	$303,715	$275,372

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$20,451	$20,451
Note payable – ACI – related party	3,445,000	2,195,000
Advance from ACI – related party	85,787	67,915
Other payables	3,750	4,250
Accrued interest – related party	133,475	51,625
Total current liabilities	3,688,463	2,339,241

Total liabilities	3,688,463	2,339,241

Stockholders' deficit
Preferred stock, $.001 par value; 10,000,000 shares authorized, no share issued and outstanding as of December 31, 2014 and December 31, 2013	-	-
Common stock, $.001 par value; 300,000,000 shares authorized, 429,475 shares issued and outstanding as of December 31, 2014 and December 31, 2013	42,865	42,865
Additional paid-in capital	5,287,302	5,287,302
Accumulated deficit	(8,714,915)	(7,394,036)
Total stockholders' deficit	(3,384,748)	(2,063,869)

Total liabilities and stockholders' deficit	$303,715	$275,372

The accompanying notes are an integral part of the consolidated financial statements.

HK BATTERY TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF OPERATIONS

	Year Ended December 31,
	2014	2013

Revenues	$-	$-

Operating Expenses
General and administrative	1,245,432	1,335,585
Total operating expenses	1,245,432	1,335,585

Loss from operations	(1,245,432)	(1,335,585)

Interest income (expense)
Interest income	6,508	6,026
Interest expense	(81,955)	(43,325)
Total interest income (expense)	(75,447)	(37,299)

Loss before income taxes	(1,320,879)	(1,372,884)

Provision for income taxes

Net loss	$(1,320,879)	$(1,372,884)

Net loss per share of common stock:
Basic	$(3.08)	$(3.20)

Weighted average number of shares outstanding	429,475	429,475

The accompanying notes are an integral part of the consolidated financial statements.

HK BATTERY TECHNOLOGY, INC. CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the years ended December 31, 2014 and 2013

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2012	-	$-	429,475	$42,865	$5,287,302	$(6,021,153)	$(690,986)

Net loss, year ended December 31, 2013	-	-	-	-	-	(1,372,884)	(1,372,884)
Balance, December 31, 2013	-	$-	429,475	$42,865	$5,287,302	$(7,394,036)	$(2,063,869)

Net loss, year ended December 31,2014	-	-	-	-	-	(1,320,879)	(1,320,879)
Balance, December 31, 2014	-	$-	429,475	$42,865	$5,287,302	$(8,714,915)	$(3,384,748)

The accompanying notes are an integral part of the consolidated financial statements.

*100 to 1 reverse stock split was retroactively presented.

HK BATTERY TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,
	2014	2013
Operating activities
Net loss	$(1,320,879)	$(1,372,884)
Adjustments to reconcile net loss to net cash used by operating activities:
Accrued interest receivable - related party	(6,000)	(6,000)
Other Receivable	13,792	(13,792)
Advance from ACI – related party	17,872	49,818
Other payable	(500)	(2,498)
Accrued interest – related party	81,850	(33,529)
Net cash used by operating activities	(1,213,863)	(1,378,885)

Financing activities
Proceeds from notes payable – related party	1,250,000	1,420,000
Net cash provided by financing activities	1,250,000	1,420,000

Net change in cash	36,136	41,115

Cash at the beginning of year	48,528	7,412

Cash at the end of year	$84,663	$48,528

The accompanying notes are an integral part of the consolidated financial statements.

HK BATTERY TECHNOLOGY, INC.

Notes to the Consolidated Financial Statements

December 31, 2014 and 2013

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

Loss Per Share

Basic loss per share is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted loss per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted loss per share excludes all dilutive potential shares if their effect is anti-dilutive. For the year ended December 31, 2014 and 2013, fully diluted loss per share excludes the dilutive effect of 43,844,054 common stock equivalents from options and warrants, because their inclusion would be anti-dilutive.

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

As a result of the implementation of certain provisions of ASC 740, Income Taxes (“ASC 740”), which clarifies the accounting and disclosure for uncertainty in tax position, as defined, ASC 740 seeks to reduce the diversity in practice associated with certain aspect of the recognition and measurement related to accounting for income taxes. We adopted the provisions of ASC 740 as of October 2, 2008, and have analyzed filing positions in each of the federal and state jurisdictions where we are required to file income tax returns, as well as open tax years in these jurisdictions. We have identified the U.S. federal and Delaware as our “major” tax jurisdictions and generally, we remain subject to Internal Revenue Service examination of our 2007 through 2014 U.S. federal income tax returns. However, we have certain tax attribute carryforwards which will remain subject to review and adjustment by the relevant tax authorities until the statute of limitations closes with respect to the year in which such attributes are utilized.

We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. In addition, we did not record a cumulative effect adjustment related to the adoption of ASC 740. Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes. We have no interest or penalties as of December 31, 2014 and 2013.

NOTE 2 - GOING CONCERN

The Company sustained operating losses during the years ended December 31, 2014 and 2013 and incurred negative cash flows of $1,213,865 from operations in 2014. The company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

NOTE 3 – NOTES RECEIVABLE – RELATED PARTIES

On January 26, 2011, the Company made a loan of $200,000 to Hybrid Kinetic Motors Corporation, a related party.  The loan is unsecured and due on demand with 3% interest per annum. The balance of the accrued interest was $19,052 and $13,052 as of December 31, 2014 and 2013, respectively.

NOTE 4 – NOTES PAYABLE – RELATED PARTY

The Company converted the old payables to American Compass Inc. (“ACI”), a related party with the amount of $775,000 to a new note at the end of 2012. In 2013, the Company borrowed additional amounts from ACI at a 3% per year interest rate. As of December 31, 2013, the balance of the Note to ACI was $2,195,000.  The Notes are unsecured with an interest rate of 3%.

On March 25, 2014, the Company entered into a Demand Promissory Note with ACI, a related party borrowing the amount of $360,000 (the “March Note”) in order to cover the Company’s operating expenses. The Note provides for interest of three percent (3%) per annum and is due upon demand from American Compass Inc. The Company will use the proceeds of the loan to fund the general and administrative expenses of the Company as the Company does not currently generate any revenues.

On June 25, 2014, the Company entered into a Demand Promissory Note with ACI, a related party borrowing the amount of $230,000 (the “June Note”) in order to cover the Company’s operating expenses. The Additional Note provides for interest of three percent (3%) per annum and is due upon demand from ACI. The Company will use the proceeds of the loan to fund the general and administrative expenses of the Company as the Company does not currently generate any revenues.

On July 31, 2014, the Company entered into a Demand Promissory Note with ACI, a related party borrowing the amount of $80,000 (the “July Note”) in order to cover the Company’s operating expenses. The Additional Note provides for interest of three percent (3%) per annum and is due upon demand from ACI. The Company will use the proceeds of the loan to fund the general and administrative expenses of the Company as the Company does not currently generate any revenues.

On August 31, 2014, the Company entered into a Demand Promissory Note with ACI, a related party borrowing the amount of $90,000 (the “August Note”) in order to cover the Company’s operating expenses. The Additional Note provides for interest of three percent (3%) per annum and is due upon demand from ACI. The Company will use the proceeds of the loan to fund the general and administrative expenses of the Company as the Company does not currently generate any revenues.

On September 30, 2014, the Company entered into a Demand Promissory Note with ACI, a related party borrowing the amount of $110,000 (the “September Note”) in order to cover the Company’s operating expenses. The Additional Note provides for interest of three percent (3%) per annum and is due upon demand from ACI. The Company will use the proceeds of the loan to fund the general and administrative expenses of the Company as the Company does not currently generate any revenues.

On October 31, 2014, the Company entered into a Demand Promissory Note with ACI, a related party borrowing the amount of $110,000 (the “October Note”) in order to cover the Company’s operating expense. The Additional Note provides for interest of three percent (3%) per annum and is due upon demand from ACI. The Company will use the proceeds of the loan to fund the general and administrative expenses of the Company as the Company does not currently generate any revenues.

On November 30, 2014, the Company entered into a Demand Promissory Note with ACI, a related party borrowing the amount of $40,000 (the “November Note”) in order to cover the Company’s operating expense. The Additional Note provides for interest of three percent (3%) per annum and is due upon demand from ACI. The Company will use the proceeds of the loan to fund the general and administrative expenses of the Company as the Company does not currently generate any revenues.

On December 31, 2014, the Company entered into a Demand Promissory Note with ACI, a related party borrowing the amount of $230,000 (the “December Note together with the March Note, June Note, July Note and August Note, September Note, October Note, November Note, collectively, the “Notes””) in order to cover the Company’s operating expense. The Additional Note provides for interest of three percent (3%) per annum and is due upon demand from ACI. The Company will use the proceeds of the loan to fund the general and administrative expenses of the Company as the Company does not currently generate any revenues.

As of December 31, 2014, the balance of the Notes to ACI was $3,445,000. The total accrued interest was $133,475 and $51,625 for the year ended December 31, 2014, and 2013, respectively. The Notes are payable on demand and there is no maturity date. American Compass Inc. and HK Battery Inc. are related parties because they are both controlled by the same shareholder.

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

On July 21, 2014, the Board of Directors of HK Battery Technology Inc. (the “Company”) and stockholders holding a majority of the Company’s outstanding shares of its common stock, respectively, approved an amendment and restatement of the Company’s Certificate of Incorporation to effect a 1-for-100 reverse stock split. The reverse stock split became effective on September 5, 2014 (“Effective Date”), after filing of the Company’s Amended and Restated Certificate of Incorporation with the Delaware Secretary of State on August 8, 2014. On the Effective Date, the Company’s 42,865,074 outstanding shares of common stock were reduced to approximately 429,475 outstanding shares of common stock.

As of December 31, 2014, the Company had 429,475 shares of common stock and zero shares of preferred stock issued and outstanding, respectively.

NOTE 6 – TERMINATION OF TEMPO MINERAL LEASE

On February 15, 2013, Gold Standard Royalty terminated the lease on the Tempo Mineral Prospect with the Company. Currently, the Company does not hold any mineral lease. There is no financial impact on the Consolidated Balance Sheet and Consolidated Statements of Operation for the year ended December 31, 2014.

NOTE 7– COMMITMENTS AND CONTINGENCIES

The Company is not currently a party to any legal action.

The Company is in a lease agreement for its office space. Lease term is 69 month starting from May 1, 2011. Rent increases by 2.7% per year. The rents are payable in installments of $29,280 per month (from May 1, 2011 to April 30, 2012). The lease will terminate on Jan 31, 2017.

Annual minimum lease commitment for 5 years:

12/31/2013	367,350
12/31/2014	377,269
12/31/2015	387,455
12/31/2016	397,916
12/31/2017	33,453
Total annual Lease commitments	$1,563,444

NOTE 8 – RELATED PARTY TRANSACTIONS

Hybrid Kinetic Group Ltd. is the parent of the Company’s controlling stockholder, Far East Golden Resources.  Hybrid Kinetic Group Ltd. is also the parent of Billion Energy Holdings Limited, a Hong Kong corporation (“BEHL”) and American Compass Inc. (“ACI”)

NOTE 9 – INCOME TAX

 Net deferred tax assets consist of the following components as of December 31, 2014 and 2013:

	2014	2013
Deferred tax assets:
NOL carryover	$1,320,879	$1,372,884
Valuation allowance	(1,320,879)	(1,372,884)
Net deferred tax asset	$-	$-

The income tax provision is summarized as follows:

	2014	2013
Income tax benefit at statutory rate	$(515,142)	$(535,425)
Valuation allowance	515,142	535,425
	$-	$-

At December 31, 2014, the Company had net operating loss carry forwards of approximately $8.7 million that may be offset against future taxable income through 2032. No tax benefit has been reported in the December 31, 2014 and 2013 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

NOTE 10 – SUBSEQUENT EVENTS

On February 17, 2015, the Company entered into a Business Agent Agreement with BEHL, a related party. Pursuant to the terms of the Business Agent Agreement, the Company was to facilitate the execution of business transactions of BEHL by acting as paying agent for BEHL.

On February 17, 2015, we entered into a Securities Purchase Agreement with Billion Energy Holdings Limited, a Hong Kong related party corporation, for gross proceeds equal to an aggregate of $20,000,000 in exchange for the issuance of 20,000,000 shares of the Company’s common stock, par value of $0.001 per share, at a per share price of $1.00. The closing of the transactions contemplated under the Agreement are expected to occur on or before March 16, 2015, but was extended to May 16, 2015 according to the funding issue of Billion Energy Holdings Limited. $2,000,000 of the aggregate purchase price was received on March 9, 2015 from BEHL.

On February 24, 2015, Jimmy Wang resigned as a member of the Board of Directors of the Company.

On February 24, 2015, Vincent Wang resigned as a member of the Board and as Secretary the Company.

On February 24, 2015, in connection with Mr. Wang’s resignation, the Board designated Jun Yan, to serve and perform the functions of the Secretary of the Company.

On March 9, 2015, the Company received $13,000,000 from BEHL, which pursuant to a payment instruction letter delivered under the Business Agent Agreement was immediately released and remitted to ACI. The $13,000,000 is subject to the terms and conditions of a promissory note entered into by and between ACI and BEHL. The proceeds of the loan will be used by ACI to fund its research and development in new battery technologies.

On March 23, 2015 (the “Effective Date”), HK Battery Technology Inc. (the “Company”) entered into a Securities Purchase Agreement (the “Agreement”) with Apollo Acquisition Corporation, a Cayman Islands related party corporation (the “Investor”), for the issuance of Ten Million shares of the Company’s common stock, par value of $0.001 per share (the “Shares”), at a per share price of $1.00.  As consideration for the Shares, the Company entered into a Technology License Agreement with the Investor (the “License Agreement”). Under the terms of the License Agreement, the Investor will grant to the Company an irrevocable exclusive right and license to, including the right to sublicense, certain inventions, technology, know-how, patents and other intellectual property rights regarding the production of materials for use in lithium batteries throughout the People’s Republic of China. The License Agreement will commence on the Effective Date and will continue for a term of twenty (20) years. The closing of the transactions contemplated under the Agreement are expected to occur within thirty (30) days of the Effective Date.

On March 23, 2015, the Company, in accordance with the Law of the People’s Republic of China on Joint Ventures Using Chinese and Foreign Investment and the Company Law of the People’s Republic of China, entered into a joint venture agreement (the “JV Agreement”) with Jiangsu New Head Line Development Group Co. Ltd., a related party company established and existing under the laws of China, to establish the company LianYunGang HK Battery Technology Co. LTD (“JV Entity”) to build manufacturing plants in China which will produce advanced materials and parts for new energy vehicles. The Company will invest $25,000,000, which represents 62.5% of the registered capital of the JV Entity, of which 15% or $3,750,000 shall be paid within three months after the JV Entity is formed and the remainder will be paid within 2 years of the formation of the JV Entity.