Form 10-Q
period 2015-03-31
HK BATTERY TECHNOLOGY INC
filed 2015-05-20
CIK 1369203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 20, 2015, there were 428,669 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

HK BATTERY TECHNOLOGY INC.

Form 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our Form 10-K for the fiscal year ended December 31, 2014 filed with the SEC on April 7, 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

TABLE OF CONTENTS

HK Battery Technology, Inc.

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2015	2014
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$1,797,998	$84,663
Notes receivable - related party	200,000	200,000
Accrued interest receivable - related party	20,552	19,052
Prepaid Rent	33,169	-
Total current assets	2,051,719	303,715

Other Asset Prepayment to LYG – related party	3,750,000	-

Total assets	$5,801,719	$303,715

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$20,451	$20,451
Note payable to related party	3,495,000	3,445,000
Shares to be issued to related party	5,750,000	-
Advance from related party	88,826	85,787
Other payables	13,138	3,750
Accrued expenses and other liabilities	159,563	133,475
Total current liabilities	9,526,977	3,688,463

Total liabilities	9,526,977	3,688,463

Stockholders' deficit
Preferred stock, $.001 par value; 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2015 and December 31, 2014	−	−
Common stock, $.001 par value; 1,200,000,000 shares authorized, 429,475 shares issued and outstanding as of March 31,2015 and December 31, 2014	42,865	42,865
Additional paid-in capital	5,287,302	5,287,302
Accumulated deficit	(9,055,425)	(8,714,915)
Total stockholders' deficit	(3,725,258)	(3,384,748)

Total liabilities and stockholders' deficit	$5,801,719	$303,715

The accompanying notes are integral part of these unaudited condensed consolidated financial statements.

HK Battery Technology, Inc.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

	For the three months ended March 31,
	2015		2014

Revenues	$	−	$	−

Operating Expenses
General and administrative		314,211		344,020
Total operating expenses		314,211		344,020

Loss from operations		(314,211)		(344,020)

Interest income (expense)
Interest income		2,988		1,506
Interest expense		(29,288)		(17,187)
Total interest expense		(26,300)		(15,681)

Loss before income taxes		(340,511)		(359,701)

Provision for income taxes		−		−

Net loss		$(340,511)		$(359,701)

Net loss per share of common stock:
Basic		$(0.79)		(0.84)

Weighted average number of shares outstanding		429,475		429,475

The accompanying notes are integral part of these unaudited condensed consolidated financial statements.

HK Battery Technology, Inc.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

Unaudited

	For the three months ended March 31, 2015	For the nine months ended March 31, 2014

Operating Activities
Net Loss	$(340,511)	$(359,701)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Accrued interest receivable – related party	(1,500)	(1,500)
Other receivable	-	11,427
Prepaid rent	(33,169)	-
Accrued interest – related party	26,088	17,188
Advance from ACI – related party	3,039	5,330
Other payable	9,388	7,500
Net cash (used in) operating activities	336,665	(319,757)

Investing Activities
Prepayment to LYG – related party	(3,750,000)	-
Net cash used in investing activities	(3,750,000)	-

Financing Activities
Proceeds on notes payable – related party	50,000	360,000
Shares to be issued to related party	5,750,000	-
Net cash provided by financing activities	5,780,000	360,000

Net change in cash	1,713,335	40,243

Cash at the beginning of year	84,663	48,528

Cash at the end of year	$1,797,998	$88,771

The accompanying notes are integral part of these unaudited condensed consolidated financial statements.

HK Battery Technology Inc.

Notes to the Condensed Consolidated Financial Statements

For the three month period ended March 31, 2015

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

Presentation of Interim Information

The condensed consolidated financial statements included herein have been prepared by us without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements for the year ended December 31, 2014. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, as permitted by the SEC, although we believe the disclosures that are made are adequate to make the information presented herein not misleading. The accompanying condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at March 31, 2015, and the results of our operations and cash flows for the periods presented. We derived the December 31, 2014 condensed consolidated balance sheet data from audited financial statements, but do not include all disclosures required by GAAP. Interim results are subject to seasonal variations and the results of operations for the three months ended March 31, 2015 and 2014 are not necessarily indicative of the results to be expected for the full year.

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

Loss Per Share

Basic loss per share is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. We calculated the loss per share as $0.79 as of March 31, 2015. No Diluted EPS has been calculated for the reported period.

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

NOTE 2 – GOING CONCERN

The Company sustained operating losses during the first quarter of 2015. The company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

NOTE 3 – NOTES RECEIVABLE – RELATED PARTIES

On January 26, 2011, the Company made a loan of $200,000 to Hybrid Kinetic Motors Corporation, a related party. The loan is unsecured and due on demand with 3% interest per annum. The balance of the accrued interest is $20,552 and $19,052 as of March 31, 2015 and December 31, 2014, respectively.

NOTE 4 – NOTES PAYABLE – RELATED PARTIES

On January 31, 2015, the Company entered into a Demand Promissory Note with ACI, borrowing the amount of $50,000 (the “January Note” together with the March Note, June Note, July Note and August Note, September Note, October Note, November Note and December Note, collectively, the “Notes”) in order to cover the Company’s operating expense. The January Note provides for interest of three percent (3%) per annum and is due upon demand from ACI. The Company will use the proceeds of the loan and administrative expenses of the Company as the Company does not currently generate any revenues.

As of March 31, 2015, the balance of the Notes to ACI was $3,495,000. The total accrued interest was $159,562 and $68,812 for the quarter ended March 31, 2015, and 2014, respectively. The Notes are payable on demand and have no set maturity date. American Compass Inc. and the Company are related parties because they are both controlled by the same shareholder.

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

On July 21, 2014, the Board of Directors of the Company and stockholders holding a majority of the Company’s outstanding shares of its common stock, respectively, approved an amendment and restatement of the Company’s Certificate of Incorporation to effect a 1-for-100 reverse stock split. The reverse stock split became effective on September 5, 2014 (“Effective Date”), after filing of the Company’s Amended and Restated Certificate of Incorporation with the Delaware Secretary of State on August 8, 2014. On the Effective Date, the Company’s 42,865,074 outstanding shares of common stock were reduced to approximately 428,669 outstanding shares of common stock.

As of March 31, 2015, the Company had 429,475 shares of common stock and zero share of preferred stock issued and outstanding, respectively.

NOTE 6– COMMITMENTS AND CONTINGENCIES

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

NOTE 7 – RELATED PARTY TRANSACTIONS

Hybrid Kinetic Group Ltd. is the parent of the Company’s controlling stockholder, Far East Golden Resources. Hybrid Kinetic Group Ltd. is also the parent of Billion Energy Holdings Limited, a Hong Kong corporation (“BEHL”) and ACI.

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

NOTE 8 – PREPAYMENT TO LYG – RELATED PARTY

On March 23, 2015, the Company, in accordance with the Law of the People’s Republic of China on Joint Ventures Using Chinese and Foreign Investment and the Company Law of the People’s Republic of China, entered into a joint venture agreement (the “JV Agreement”) with Jiangsu New Head Line Development Group Co. Ltd., a company established and existing under the laws of China, to establish the company LianYunGang HK Battery Technology Co. LTD (“JV Entity”) to build manufacturing plants in China which will produce advanced materials and parts for new energy vehicles. The Company will invest $25,000,000, which represents 62.5% of the registered capital of the JV Entity, of which 15% or $3,750,000 shall be paid within three months after the JV Entity is formed and the remainder will be paid within 2 years of the formation of the JV Entity.

Pursuant to that certain JV Agreement, the Company shall inject $15,000,000 in cash and intangible property worth $10,000,000 into the JV Entity (the exact price of intangible property is based on the report from a professional qualified assets appraisal, the insufficient part, if any, will be in US dollar cash).

On March 23, 2015, the Company prepaid $3,750,000 to the JV Entity representing the Company’s 15% funding obligation of the total investment.

NOTE 9 – SHARES TO BE ISSUED TO RELATED PARTY

On February 17, 2015, the Company entered into a Securities Purchase Agreement (the “Agreement”) with Billion Energy Holdings Limited, a Hong Kong corporation (the “Investor”), for gross proceeds equal to an aggregate of $20,000,000 in exchange for the issuance of 20,000,000 shares of the Company’s common stock, par value of $0.001 per share, at a per share price of $1.00.

On March 9, 2015, the Company received $2,000,000 from Billion Energy Holdings Limited.

On March 23, 2015, the Company received $3,750,000 from Billion Energy Holdings Limited.

As of March 31, 2015, the Company had received $5,750,000 of the aggregate gross proceeds of $20,000,000 under the Agreement. Once the Company has received fully payment of the aggregate gross proceeds under the Agreement, the Company shall issue the 20,000,000 shares to the Investor.

On March 23, 2015 the Company entered into a Securities Purchase Agreement (the “SPA”) with Apollo Acquisition Corporation, a Cayman Islands related party corporation (“AAC”), for the issuance of Ten Million shares of the Company’s common stock, par value of $0.001 per share (the “Shares”), at a per share price of $1.00. As consideration for the Shares, the Company entered into a Technology License Agreement with AAC (the “License Agreement”). Under the terms of the License Agreement, AAC will grant to the Company an irrevocable exclusive right and license to, including the right to sublicense, certain inventions, technology, know-how, patents and other intellectual property rights regarding the production of materials for use in lithium batteries throughout the People’s Republic of China. The License Agreement will commence on the Effective Date and will continue for a term of twenty (20) years.

As of March 31, 2015 the transactions contemplated by the SPA have not been completed.

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

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and accompanying notes included our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC.

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

Our Board of Directors, by written consent on May 31, 2013, approved, and stockholders holding 30,000,000 shares (approximately 68.4%) of our outstanding shares of common stock on that date, consented in writing to, an amendment to our certificate of incorporation (the “Charter Amendment”) to (i) change our corporate name to HK Battery Technology Inc., and (ii) increase our authorized capitalization from 300,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share, to 1,200,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share. The Charter Amendment was filed with the Delaware Secretary of State on August 7, 2013.

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

Going Concern

In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least the end of 2015. The Company expects to finance its operations primarily through one or more future financings. However, there exists substantial doubt about the Company’s ability to continue as a going concern for at least the next twelve months, because the Company will be required to obtain additional capital in the future to continue its operations and there is no assurance that it will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Our independent auditors have included an explanatory paragraph in their report on our consolidated financial statements included in this report that raises substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We have generated no operating revenues since our inception. We had an accumulated deficit of $9,055,425 as of March 31, 2015. Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows. Our audited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which implies we will continue to meet our obligations and continue our operations for the next twelve months. Realization values may be substantially different from carrying values as shown, and our consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of the going concern uncertainty.

Results of Operations

For the Three Months Ended March 31, 2015 and 2014

Revenues and Other Income

During the three month period ended March 31, 2015, the Company did not realize any revenues from operations. Similarly, we have not realized any revenues from operations during the period from inception through March 31, 2015.

Expenses

Operating expenses, consisting entirely of general and administrative expenses, totaled $314,211 and $344,020 for the three month periods ended March 31, 2015 and 2014, respectively. The decrease in operating expenses was primarily due to increased cost efficiency.

Net Loss

As a result of the foregoing, the Company incurred a net loss of $340,511 or ($.79) per share, for the three month period ended March 31, 2015, compared to a net loss of $359,701, or ($.84) per share, for the three month period ended March 31, 2014.

Liquidity and Capital Resources

As of March 31, 2015, we have $1,797,998 of cash on hand.

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

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2015 (the “Evaluation Date”). Based on this evaluation, such officers concluded as of the Evaluation Date that our disclosure controls and procedures were not effective to ensure that the information relating to us, including our consolidated subsidiaries, required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Specifically, among other things, Hybrid Kinetic and its subsidiaries agreed, within 30 days from June 7, 2013, to sell, terminate or abandon all Nevada Gold Lease and Claims. In the event the Companies seek to transfer or sell any of the Nevada Gold Leases or Claims, they will notify the U.S. Department of Defense of any proposed transfer or sale no less than 10 calendar days in advance of such proposed transfer or sale.

The Order is enforceable, through injunctive or other judicial relief, and failure to comply with the Order may result in the imposition of civil or criminal penalties.

ITEM 1A. RISK FACTORS.

There have been no material changes from Risk Factors as previously disclosed in our 2014 Form 10-K.

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

HK BATTERY TECHNOLOGY INC.

Date: May 20, 2015	By:	/s/ Jianguo Xu
Jianguo Xu
Chief Executive Officer

Date: May 20, 2015	By:	/s/ Jimmy Wang
Jimmy Wang
Chief Financial Officer