Form 10-Q
period 2015-06-30
HK BATTERY TECHNOLOGY INC
filed 2015-08-19
CIK 1369203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 19, 2015, there were 428,669 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

HK BATTERY TECHNOLOGY INC.

Form 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

HK Battery Technology, Inc.

CONDENSED CONSOLIDATED BALANCE SHEET

	June 30,	December 31,
	2015	2014
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$1,503,079	$84,663
Notes receivable - related party	200,000	200,000
Accrued interest receivable - related party	22,052	19,052
Prepaid rent	-	-
Total current assets	1,725,131	303,715

Total assets	$1,725,131	$303,715

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$20,451	$20,451
Note payable to related party (ACI)	-	3,445,000
Accounts payable – Others	5,750,000	-
Advance from related party (ACI)	23,878	85,787
Other payables	13,138	3,750
Accrued expenses and other liabilities	319	133,475
Total current liabilities	5,807,785	3,688,463

Total liabilities	5,807,785	3,688,463

Stockholders' deficit
Preferred stock, $.001 par value; 10,000,000 shares authorized, no shares issued and outstanding as of June 30, 2015 and December 31, 2014	−	−
Common stock, $.001 par value; 1,200,000,000 shares authorized, 429,475 shares issued and outstanding as of June 30, 2015 and December 31, 2014	42,865	42,865
Additional paid-in capital	5,287,302	5,287,302
Accumulated deficit	(9,412,820)	(8,714,915)
Total stockholders' deficit	(4,082,654)	(3,384,748)

Total liabilities and stockholders' deficit	$1,725,131	$303,715

The accompanying notes are integral part of these unaudited condensed consolidated financial statements.

HK Battery Technology, Inc.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

		For the three months ended June 30,			For the six months ended June 30,
		2015	2014		2015		2014

Revenues	$	−	$	−	$	−	$	−

Operating Expenses
General and administrative		332,579		255,931		646,791		599,952
Total operating expenses		332,579		255,931		646,791		599,952

Loss from operations		(332,579)		(255,931)		(646,791)		(599,952)

Interest income (expense)
Interest income		2,896		1,506		5,884		3,013
Interest expense		(27,703)		(19,513)		(56,999)		(36,700)
Total interest expense		(24,807)		(18,007)		(51,115)		(33,687)

Loss before income taxes		(357,386)		(273,938)		(697,906)		(633,639)

Provision for income taxes		−		−		−		−

Net loss		$(357,386)		$(273,938)		$(697,906)		$(633,639)

Net loss per share of common stock:
Basic		$(0.83)		$(0.01)		$(1.63)		$(0.01)

Weighted average number of shares outstanding		429,475		42,865,074		429,475		42,865,074

The accompanying notes are integral part of these unaudited condensed consolidated financial statements.

HK Battery Technology, Inc.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

Unaudited

	For the six months ended June 30, 2015	For the six months ended June 30, 2014

Operating Activities
Net Loss	$(697,906)	$(633,639)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Accrued interest receivable – related party	(3,000)	(3,000)
Other receivable	-	11,427
Prepaid rent	-	-
Accrued interest – related party	(133,475)	36,700
Advance from ACI – related party	(61,909)	10,660
Other payable	9,706	1,700
Account payable – Other	5,750,000	-
Account receivable – Delta	(3,750,000)	-
Accounts receivable – Delta net off	3,750,000	-
Net cash (used in) operating activities	4,863,416	(576,152)

Investing Activities
Investment in Lianyungan	(3,750,000)	-
Notes receivable – related parties	3,750,000	-
Net cash (used) in investing activities	-	-

Financing Activities
Proceeds from notes payable	(3,445,000)	590,000
Net cash provided by financing activities	(3,445,000)	590,000

Net change in cash	1,418,416	13,848

Cash at the beginning of year	84,663	48,528

Cash at the end of year	$1,503,079	$62,376

The accompanying notes are integral part of these unaudited condensed consolidated financial statements.

HK Battery Technology Inc.

Notes to the Condensed Consolidated Financial Statements

For the six month period ended June 30, 2015

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization, Nature of Business and Trade Name

HK Battery Technology Inc. was incorporated under the laws of the State of Delaware on April 16, 2004. Nevada Gold Enterprises, Inc., a Nevada corporation, was incorporated under the laws of the State of Nevada on October 2, 2008. On December 31, 2008, Nevada Gold Acquisition Corp., a Nevada corporation formed on December 18, 2008, and a wholly owned subsidiary of Nevada Gold Holdings, Inc., merged with and into Nevada Gold Enterprises, Inc. Nevada Gold Enterprises, Inc. was the surviving corporation in the Merger. As a result of the Merger, Nevada Gold Enterprises, Inc., became a wholly-owned subsidiary of Nevada Gold Holdings, Inc. The Merger was treated as a reverse merger and recapitalization for financial accounting purposes. As a result of the merger, the Company recorded an aggregate stock issuance of 2,626,263 shares of common stock with a net value of $(180,978). The negative recapitalization net value recognized was the result of the Company restating the equity structure of the legal subsidiary using the exchange ratio established in the acquisition agreement to reflect the number of shares of the legal parent issued in the reverse acquisition. Nevada Gold Enterprises, Inc. was considered the acquirer for accounting purposes, and Nevada Gold Holdings, Inc. was considered the surviving company for legal purposes. Accordingly, the accompanying financial statements present the historical financial statements of Nevada Gold Enterprises, Inc., as the historical financial statements of Nevada Gold Holdings, Inc., i.e. a reverse merger. The Company was previously engaged in the acquisition, exploration and development of gold mining claims in Nevada. In February 2013, the Company withdrew from the gold exploration business to explore opportunities in the battery technology field. Effective August 7, 2013, the Company changed its name to HK Battery Technology Inc.

Presentation of Interim Information

The condensed consolidated financial statements included herein have been prepared by us without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements for the year ended December 31, 2014. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, as permitted by the SEC, although we believe the disclosures that are made are adequate to make the information presented herein not misleading. The accompanying condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at June 30, 2015, and the results of our operations and cash flows for the periods presented. We derived the December 31, 2014 condensed consolidated balance sheet data from audited financial statements, but do not include all disclosures required by GAAP. Interim results are subject to seasonal variations and the results of operations for the six months ended June 30, 2015 and 2014 are not necessarily indicative of the results to be expected for the full year.

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

Loss Per Share

Basic loss per share is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. We calculated the loss per share as $1.63 as of June 30, 2015. No Diluted EPS has been calculated for the reported period.

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

NOTE 2 – GOING CONCERN

The Company sustained operating losses during the first two quarters of and incurred negative cash flows of $697,906 from operations in 2015. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

Through future public or private offerings of the Company’s stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company’s failure to do so could have a material adverse effect upon it and its stockholders.

NOTE 3 – NOTES RECEIVABLE – RELATED PARTIES

On January 26, 2011, the Company made a loan of $200,000 to Hybrid Kinetic Motors Corporation, a related party.  The loan is unsecured and due on demand with 3% interest per annum. The balance of the accrued interest is $22,052 and $19,052 as of June 30, 2015 and June 30, 2014, respectively.

NOTE 4 – NOTES PAYABLE

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

On June 28, 2015 (“Effective Date”), the Company entered into a Debt Offset Agreement with Delta Advanced Technology Corporation, a Nevada corporation (“DATC”), and American Compass, Inc., a California corporation (“ACI”), to offset certain debt. As of the Effective Date, DATC is indebted to the Company in the amount of $3,750,000.00 (the “DATC Debt”). As of the Effective Date, the Company is indebted to ACI in the amount of $3,750,000.00 (the “Company Debt”). As of the Effective Date, ACI is indebted to DATC in the amount of $3,750,000.00 (the “ACI Debt”). Pursuant to the Debt Offset Agreement, (i) ACI assumeed the DATC Debt to the Company; (ii) the Company unconditionally and irrevocably released DATC of all liabilities and obligations to the Company; (iii) DATC unconditionally and irrevocably released ACI of all liabilities and obligations to DATC; and (iv) ACI and HKBT acknowledged and agreed to offset the Company Debt against the DATC Debt assumed by ACI, leaving a balance due from ACI to the Company in the amount of $0 (the “Remaining Balance”).

As of June 30, 2015, the balance of the Notes to ACI was $0. The total accrued interest was $0 and $88,325 for the quarters ended June 30, 2015, and 2014, respectively.

NOTE 5 – STOCKHOLDER’S DEFICIT

On October 29, 2010 the Company consummated a private placement offering (“the offering”) whereby the Company issued 37,751,986 units at $0.10 per unit for total proceeds of $3,883,337.  The proceeds consisted of $3,450,000 in cash, conversions of $313,337 in convertible notes payable, and $120,000 as credit on certain of the Company’s trade payables.  Each unit consists of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock at $.10 per share, exercisable for a period of five years from the date of closing.  The company has not issue any stock or warrants through for the third quarter ended September 30, 2014

On August 7, 2013, the Company approved an increase in authorized capitalization from 300,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share, to 1,200,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of preferred stock, par value $0.001 per share.

As of December 31, 2013 and 2012, the Company had 42,865,074 shares of common stock and 0 share of preferred stock issued and outstanding, respectively.

On July 21, 2014, the Board of Directors and stockholders holding a majority of the Company’s outstanding shares of its common stock, respectively, approved an amendment and restatement of the Company’s Certificate of Incorporation to effect a 1-for-100 reverse stock split. The reverse stock split became effective on September 5, 2014 (“Effective Date”), after filing of the Company’s Amended and Restated Certificate of Incorporation with the Delaware Secretary of State on August 8, 2014. On the Effective Date, the Company’s 42,865,074 outstanding shares of common stock were reduced to approximately 429,475 outstanding shares of common stock.

As of June 30, 2014, the Company had 429,475 shares of common stock and zero shares of preferred stock issued and outstanding, respectively.

NOTE 6– COMMITMENTS AND CONTINGENCIES

The Company is not currently a party to any legal action.

The Company is in a lease agreement for its office space. Lease term is 69 month starting from May 1, 2011. Rent increases by 2.7% per year. The rents are payable in installments of $29,280.67 per month (from May 1, 2011 to April 30, 2012). The lease will terminate on Jan 31, 2017.

Annual minimum lease commitment for 5 years:

12/31/2013	$ 367,350
12/31/2014	$ 377,269
12/31/2015	$ 387,455
12/31/2016	$ 397,916
12/31/2017	$ 33,453
Total annual Lease commitments	$1,563,443

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

NOTE 8 – PREPAYMENT TO LYG – RELATED PARTY

On March 23, 2015, the Company entered into a Securities Purchase Agreement (the “SPA”) with Apollo Acquisition Corporation, a Cayman Islands Exempted Company (“Apollo”).  The SPA contemplated that the Company would sell to Apollo ten million (10,000,000) shares of its common stock (the “Shares”) in exchange for a twenty (20) year exclusive license to certain inventions, technology, patents and other intellectual property rights regarding the production of materials for use in lithium batteries throughout the People’s Republic of China (the “License”).  The terms of the License were memorialized in a Technology License Agreement (the “License Agreement”), which was executed by the Company and Apollo concurrently with the SPA.  The transactions contemplated within the SPA have not closed and the parties have mutually agreed to cancel the SPA and License Agreement, pursuant to a Termination Agreement, dated as of June 26, 2015.

On March 23, 2015, the Company entered a joint venture agreement (the “JV Agreement”) with Jiangsu New Head Line Development Group Co. Ltd., a company established and existing under the laws of the People’s Republic of China.  The JV Agreement provided that the company LianYunGang HK Battery Technology Co. LTD (the “JV Entity”) would be established for the purpose of building manufacturing plants in China to produce advanced materials and parts for new energy vehicles.  Effective, as of June 24, 2015, the Company has assigned and transferred its sixty-two and one-half percent (62.5%) equity interest in the JV Entity to Delta Advanced Technology Corporation in exchange for Three Million Seven Hundred Fifty Thousand United States Dollars ($3,750,000.00).

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

OVERVIEW AND RECENT DEVELOPMENTS

During the fiscal year ended December 31, 2013, we engaged in limited oil and gas activities, had minimal operations, and generated no revenues. We did not pay to the Tempo property lessor, Gold Standard Royalty Corporation, an Advance Minimum Royalty Payment of approximately $150,000 that was due by January 15, 2013, and as of February 15, 2013, Gold Standard Royalty Corporation terminated our lease of the 206 contiguous unpatented lode claims on the Tempo Mineral Prospect. As a result, the Company does not hold any mineral lease or property, and our Board has determined that we will not in the future hold any mineral lease or property. Management, along with the Board of Directors, determined it was in the best interest of the Company and its stockholders to explore opportunities in the battery technology field. Current members of management and of the Board of Directors have experience in this field.

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

Our Board of Directors may at any time determine to redirect the Company’s efforts to find a combination or acquisition target to another business or industry. We may not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. Further, we may acquire or combine with a venture that is in its preliminary or development stage, one that is already in operation or one that is in a more mature stage of its corporate existence. Accordingly, business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex. See Part I, Item 1, “Business—Our Business Plan,” and Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC, for additional information and risks associated with our proposed business plan.

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

Going Concern

In the course of its development activities, the Company has sustained losses and expects such losses to continue through at least the end of 2015. The Company expects to finance its operations primarily through one or more future financings. However, there exists substantial doubt about the Company’s ability to continue as a going concern for at least the next twelve months, because the Company will be required to obtain additional capital in the future to continue its operations and there is no assurance that it will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Our independent auditors have included an explanatory paragraph in their report on our consolidated financial statements included in this report that raises substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. We have generated no operating revenues since our inception. We had an accumulated deficit of $9,412,820 as of June 30, 2015. Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows. Our audited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which implies we will continue to meet our obligations and continue our operations for the next twelve months. Realization values may be substantially different from carrying values as shown, and our consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of the going concern uncertainty.

Results of Operations

For the Six Months Ended June 30, 2015 and 2014

Revenues and Other Income

During the six month period ended June 30, 2015, the Company did not realize any revenues from operations. Similarly, we have not realized any revenues from operations during the period from inception through June 30, 2015.

Expenses

Operating expenses, consisting entirely of general and administrative expenses, totaled $646,791 and $599,952 for the six month periods ended June 30, 2015 and 2014, respectively. The increase in operating expenses was primarily due to the expansion of our business and fees paid for our annual report audit service.

Net Loss

As a result of the foregoing, the Company incurred a net loss of $697,906 or ($1.63) per share, for the six month period ended June 30, 2015, compared to a net loss of $633,639, or ($0.01) per share (on a pre-reverse stock split basis), for the six month period ended June 30, 2014.

Liquidity and Capital Resources

As of June 30, 2015, we have $1,503,079 of cash on hand.

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

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2015 (the “Evaluation Date”). Based on this evaluation, such officers concluded as of the Evaluation Date that our disclosure controls and procedures were not effective to ensure that the information relating to us, including our consolidated subsidiaries, required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS.

There have been no material changes in our Risk Factors as previously disclosed in our Form 10-K for fiscal year 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Other than as previously reported in our Current Reports on Form 8-K, we have not sold any of our equity securities during the period covered by this Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

The following exhibits are included with this quarterly report.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification of Principal Accounting Officer pursuant to SEC Rules 13a-14(a) and 15d-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

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

HK BATTERY TECHNOLOGY INC.

Date: August 19, 2015	By:	/s/ Jianguo Xu
Jianguo Xu
Chief Executive Officer (Principal Executive Officer)

Date: August 19, 2015	By:	/s/ Jimmy Wang
Jimmy Wang
Chief Financial Officer (Principal Accounting Officer)