Form 10-Q
period 2015-09-30
HK BATTERY TECHNOLOGY INC
filed 2015-11-16
CIK 1369203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 13, 2015, there were 67,096,142 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

HK BATTERY TECHNOLOGY INC.

Form 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

HK Battery Technology, Inc.

CONDENSED CONSOLIDATED BALANCE SHEET

	September 30,	December 31,
	2015	2014
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$50,987,725	$84,663
Notes receivable - related party	200,000	200,000
Accrued interest receivable - related party	23,552	19,052
Prepaid rent	-	-
Total current assets	51,211,277	303,715

Total assets	$51,211,277	$303,715

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$20,451	$20,451
Note payable to related party (ACI)	-	3,445,000
Accounts payable – Others	5,750,000	-
Due to Employees	1,566	-
Advance from related party (ACI)	30,321	85,787
Other payables	5,438	3,750
Accrued expenses and other liabilities	-	133,475
Total current liabilities	5,807,775	3,688,463

Total liabilities	5,807,775	3,688,463

Stockholders' Equity
Preferred stock, $.001 par value; 10,000,000 shares authorized, no shares issued and outstanding as of September 30, 2015 and December 31, 2014	−	−
Common stock, $.001 par value; 1,200,000,000 shares authorized, 67,096,142 shares and 429,475 shares issued and outstanding as of September 30, 2015 and December 31, 2014	109,532	42,865
Additional paid-in capital	55,220,635	5,287,302
Accumulated deficit	(9,926,665)	(8,714,915)
Total stockholders' equity	45,403,502	(3,384,748)

Total liabilities and stockholders' equity	$51,211,277	$303,715

The accompanying notes are integral part of these unaudited condensed consolidated financial statements.

HK Battery Technology, Inc.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

		For the three months ended September 30,			For the nine months ended September 30,
		2015	2014		2015		2014

Revenues	$	−	$	−	$	−	$	−

Operating Expenses
General and administrative		534,025		310,016		1,180,497		909,968
Total operating expenses		534,025		310,016		1,180,497		909,968

Loss from operations		(534,025)		(310,016)		(1,180,497)		(909,968)

Interest income (expense)
Interest income		19,862		1,506		25,745		4,519
Interest expense		-		(21,513)		(56,999)		(58,213)
Total interest expense		19,862		(20,007)		(31,254)		(53,694)

Loss before income taxes		(514,163)		(330,023)		(1,211,750)		(963,662)

Provision for income taxes		−		−		−		−

Net loss		$(514,163)		$(330,023)		$(1,211,750)		$(963,662)

Net loss per share of common stock:
Basic		$(0.02)		$(0.77)		$(0.13)		$(2.25)

Weighted average number of shares outstanding		26,516,432		428,669		9,220,684		428,669

The accompanying notes are integral part of these unaudited condensed consolidated financial statements.

HK Battery Technology, Inc.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

Unaudited

	For the nine months ended September 30, 2015	For the nine months ended September 30, 2014

Operating Activities
Net Income	$(1,211,750)	$(963,661)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Accrued interest receivable – related party	(4,500)	(4,500)
Other receivable	-	11,427
Prepaid rent	-	-
Accrued interest – related party	(133,475)	58,213
Due to Employee	1,566	-
Advance from ACI – related party	(55,466)	14,266
Other payable	1,688	1,700
Account payable – Other	5,750,000	-
Account receivable – Delta	(3,750,000)	-
Accounts receivable – Delta net off	3,750,000	-
Net cash (used in) operating activities	4,348,062	(882,555)

Investing Activities
Investment in Lianyungang	(3,750,000)	-
Note receivable – related party	3,750,000	-
Notes receivable – related parties	-	-
Net cash provided by (used in) investing activities	-	-

Financing Activities
Proceeds from notes payable – net off with A/R - ACI	(3,445,000)	870,000
Proceeds from common stock issuance	50,000,000	-
Net cash provided by financing activities	46,555,000	870,000

Net change in cash	50,903,062	(12,555)

Cash at the beginning of year	84,663	48,528

Cash at the end of year	$50,987,725	$35,973

The accompanying notes are integral part of these unaudited condensed consolidated financial statements.

HK Battery Technology Inc.

Notes to the Condensed Consolidated Financial Statements

For the nine month period ended September 30, 2015

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization, Nature of Business and Trade Name

HK Battery Technology Inc. (also referred to as the “Company”) was incorporated under the laws of the State of Delaware on April 16, 2004 under the name Nevada Gold Holdings, Inc. Nevada Gold Enterprises, Inc., a Nevada corporation, was incorporated under the laws of the State of Nevada on October 2, 2008. On December 31, 2008, Nevada Gold Acquisition Corp., a Nevada corporation formed on December 18, 2008, and a wholly owned subsidiary of the Company, merged with and into Nevada Gold Enterprises, Inc. Nevada Gold Enterprises, Inc. was the surviving corporation in the Merger. As a result of the Merger, Nevada Gold Enterprises, Inc., became a wholly-owned subsidiary of the Company. The Merger was treated as a reverse merger and recapitalization for financial accounting purposes. As a result of the merger, the Company recorded an aggregate stock issuance of 2,626,263 shares of common stock with a net value of $(180,978). The negative recapitalization net value recognized was the result of the Company restating the equity structure of the legal subsidiary using the exchange ratio established in the acquisition agreement to reflect the number of shares of the legal parent issued in the reverse acquisition. Nevada Gold Enterprises, Inc. was considered the acquirer for accounting purposes, and the Company was considered the surviving company for legal purposes. The Company was previously engaged in the acquisition, exploration and development of gold mining claims in Nevada. In February 2013, the Company withdrew from the gold exploration business to explore opportunities in the battery technology field. Effective August 7, 2013, the Company changed its name to HK Battery Technology Inc.

Presentation of Interim Information

The condensed consolidated financial statements included herein have been prepared by us without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements for the year ended December 31, 2014. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, as permitted by the SEC, although we believe the disclosures that are made are adequate to make the information presented herein not misleading. The accompanying condensed consolidated financial statements reflect, in the opinion of management, all normal recurring adjustments necessary to present fairly our financial position at September 30, 2015, and the results of our operations and cash flows for the periods presented. We derived the December 31, 2014 condensed consolidated balance sheet data from audited financial statements, but do not include all disclosures required by GAAP. Interim results are subject to seasonal variations and the results of operations for the nine months ended September 30, 2015 and 2014 are not necessarily indicative of the results to be expected for the full year.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary Nevada Gold Enterprises, Inc. The wholly owned subsidiary accounts have zero balances.  There are no intercompany transactions between the Company and Nevada Gold Enterprises, Inc.

Cash

The Company’s cash was held in one bank at September 30, 2015.  As of September 30, 2015, the cash in bank balance was $50,987,725.

The Company does not believe it is subject to any unusual financial risk beyond the normal risk associated with commercial banking relationships.  The FDIC insurance was limited to $250,000.

Loss Per Share

Basic loss per share is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. We calculated the loss per share as $0.13 as of September 30, 2015. No Diluted EPS has been calculated for the reported period.

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

NOTE 2 – NOTES RECEIVABLE – RELATED PARTIES

On January 26, 2011, the Company made a loan of $200,000 to Hybrid Kinetic Motors Corporation, a related party.  The loan is unsecured and due on demand with 3% interest per annum. The balance of the accrued interest is $23,552 and $17,552 as of September 30, 2015 and September 30, 2014, respectively.

NOTE 3 – NOTES PAYABLE

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

As of September 30, 2015, the balance of the Notes to ACI was $0. The total accrued interest was $0 and $109,838 for the quarters ended September 30, 2015, and 2014, respectively.

NOTE 4 – STOCKHOLDER’S EQUITY

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

On August 21, 2015, HK Battery Technology Inc., a Delaware corporation (the “Company”), entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Lianyungang HK New Energy Vehicle System Integration Corporation, a company organized under the laws of the People’s Republic of China (the “Purchaser”), pursuant to which the Company agreed to issue and sell to the Purchaser 132,000,000 shares of the Company’s common stock, at a per share price of $0.75, for aggregate proceeds of $99,000,000.  In accordance of the SPA, on August 26, 2015, the Company issued 66,666,667 shares of common stock to the Purchaser.

As of September 30, 2015, the Company had 67,096,142 shares of common stock and zero share of preferred stock issued and outstanding, respectively.

NOTE 5– COMMITMENTS AND CONTINGENCIES

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

NOTE 6 – RELATED PARTY TRANSACTIONS

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

NOTE 7 – PREPAYMENT TO LYG – RELATED PARTY

On March 23, 2015, the Company entered into a Securities Purchase Agreement (the “SPA”) with Apollo Acquisition Corporation, a Cayman Islands Exempted Company (“Apollo”).  The SPA contemplated that the Company would sell Apollo ten million (10,000,000) shares of its common stock (the “Shares”) in exchange for a twenty (20) year exclusive license to certain inventions, technology, patents and other intellectual property rights regarding the production of materials for use in lithium batteries throughout the People’s Republic of China (the “License”).  The terms of the License were memorialized in a Technology License Agreement (the “License Agreement”), which was executed by the Company and Apollo concurrently with the SPA.  The transactions contemplated within the SPA have not closed and the parties have mutually agreed to cancel the SPA and License Agreement, pursuant to a Termination Agreement, dated as of June 26, 2015.

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

NOTE 8 – SUBSEQUENT EVENTS

These financial statement were approved by management and available for issuance on November 12, 2015.  Subsequent events have been evaluated through this date.

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

On August 21, 2015, HK Battery Technology Inc., a Delaware corporation (the “Company”), entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Lianyungang HK New Energy Vehicle System Integration Corporation, a company organized under the laws of the People’s Republic of China (the “Purchaser”), pursuant to which the Company agreed to issue and sell to the Purchaser 132,000,000 shares of the Company’s common stock, at a per share price of $0.75, for aggregate proceeds of $99,000,000.  In accordance of the SPA, on August 26, 2015, the Company issued 66,666,667 shares of common stock to the Purchaser.

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

Results of Operations

For the Nine Months Ended September 30, 2015 and 2014

Revenues and Other Income

During the nine month period ended September 30, 2015, the Company did not realize any revenues from operations. Similarly, we have not realized any revenues from operations during the period from inception through September 30, 2015.

Expenses

Operating expenses, consisting entirely of general and administrative expenses, totaled $1,180,497 and $909,968 for the nine month periods ended September 30, 2015 and 2014, respectively. The increase in operating expenses was primarily due to the expansion of our business and fees paid for our annual report audit service.

Net Loss

As a result of the foregoing, the Company incurred a net loss of $1,211,750 or ($0.13) per share, for the nine month period ended September 30, 2015, compared to a net loss of $963,662, or ($2.25) per share (on a pre-reverse stock split basis), for the nine month period ended September 30, 2014.

For the Three Months Ended September 30, 2015 and 2014

Revenues and Other Income

During the three month period ended September 30, 2015, the Company did not realize any revenues from operations. Similarly, we have not realized any revenues from operations during the period from inception through September 30, 2015.

Expenses

Operating expenses, consisting entirely of general and administrative expenses, totaled $534,025 and $310,016 for the three month periods ended September 30, 2015 and 2014, respectively. The increase in operating expenses was primarily due to the expansion of our business and fees paid for our annual report audit service.

Net Loss

As a result of the foregoing, the Company incurred a net loss of $514,163 or ($0.02) per share, for the three month period ended September 30, 2015, compared to a net loss of $330,023, or ($0.77) per share (on a pre-reverse stock split basis), for the three month period ended September 30, 2014.

Liquidity and Capital Resources

As of September 30, 2015, we have $50,987,725 of cash on hand.

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

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2015 (the “Evaluation Date”). Based on this evaluation, such officers concluded as of the Evaluation Date that our disclosure controls and procedures were not effective to ensure that the information relating to us, including our consolidated subsidiaries, required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

HK BATTERY TECHNOLOGY INC.

Date: November 16, 2015	By:	/s/ Jianguo Xu
Jianguo Xu
Chief Executive Officer (Principal Executive Officer)

Date: November 16, 2015	By:	/s/ Jimmy Wang
Jimmy Wang
Chief Financial Officer (Principal Accounting Officer)