Form 10-K
period 2015-12-31
HK BATTERY TECHNOLOGY INC
filed 2016-04-14
CIK 1369203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

  X  . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended: December 31, 2015

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

Yes  X  . No      .

As of April 11, 2016, there were 67,096,142 shares of the registrant’s common stock, par value $0.001, issued and outstanding.

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

Historical Development

HK Battery Technology, Inc. (“HK Battery,” the “Company,” “we,” “us,” or “our”) was incorporated as Nano Holdings International, Inc., in Delaware on April 16, 2004.  Prior to the Merger (defined below), our business was to sell party and drinking supplies, including gelatin shot mixes, shot glasses, flavored sugar and salts and various other drinking containers and paraphernalia.

Name Changes and Capital Increase

On November 3, 2008, we filed a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware, which (i) changed our name from Nano Holdings International, Inc., to Nevada Gold Holdings, Inc., and (ii) increased our authorized capital stock from 75,000,000 shares of common stock, par value $0.001 per share (“Common Stock”), to 300,000,000 shares of Common Stock and 10,000,000 shares of preferred stock, par value $0.001 (“Preferred Stock”).

On August 7, 2013, we filed another Certificate of Amendment to our Certificate of Incorporation (the “Charter Amendment”) with the Secretary of State of the State of Delaware to (i) change our corporate name to HK Battery Technology Inc., and (ii) increase our authorized capital stock from 300,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock, to 1,200,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock.  We mailed a definitive information statement on Schedule 14C to our stockholders on August 7, 2013, and in accordance with the regulations under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) the Charter Amendment did not become effective until at least 20 days after that mailing date.

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

Stock Splits

Our Board of Directors and our stockholders authorized a 1-for-15 reverse split of our Common Stock, which was effected on September 15, 2010. All share and per share numbers in this Report relating to the Common Stock have been adjusted to give effect to these stock splits, unless otherwise stated.

On July 21, 2014, our Board of Directors and stockholders holding a majority of the Company’s outstanding shares of Common Stock (the “Majority Stockholders”), respectively, approved an amendment to the Company’s Certificate of Incorporation to effect a 1-for-100 reverse split of the Company’s Common Stock, which was effectuated on September 5, 2014.

Merger

On December 31, 2008, pursuant to a Merger Agreement entered into on the same date, Nevada Gold Acquisition Corp., a Nevada corporation and a wholly owned subsidiary of Nano Holdings (“Acquisition Sub”), merged with and into NGE, with NGE being the surviving corporation (the “Merger”). NGE held rights to explore for gold on a property located in Austin, Nevada, known as the Tempo Mineral Prospect pursuant to a lease with Gold Standard Royalty Corporation (“Gold Standard”), a subsidiary of Golden Predator Mines Inc. that covered 206 contiguous unpatented lode claims, totaling 2,920 acres.  As a result of the Merger, NGE became a wholly owned subsidiary of NGHI.

As a result of the Merger, we ceased operating as a distributor of party and drinking supplies and acquired the business of NGE to engage in the exploration and eventual development of gold mines, and we have continued NGE’s existing business operations as a publicly traded company under the name Nevada Gold Holdings, Inc.  See “Split-Off Agreement” below.

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

Recent Formations and Dissolutions

On June 21, 2015, we formed HK Battery Technology LLC, a Nevada limited liability company and our wholly-owned subsidiary, managed by Jianguo Xu, and HK System Integration LLC, a Nevada limited liability and our wholly-owned subsidiary, managed by Junwen Hou. As of December 31, 2015, neither these subsidiaries conducted any business, had any income or expenses nor had any bank accounts. As of November 23, 2015, our wholly-owned subsidiary, Nevada Gold Enterprises, Inc., was dissolved.

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

Employees

We currently have 13 full-time employees. In the future, if we acquire or initiate a new business, we may hire additional personnel as needed.

Subsidiaries

As of November 23, 2015, our wholly-owned subsidiary, Nevada Gold Enterprises, Inc., was dissolved.

On June 21, 2015, we formed HK Battery Technology LLC, a Nevada limited liability company and our wholly-owned subsidiary, managed by Jianguo Xu, and HK System Integration LLC, a Nevada limited liability and our wholly-owned subsidiary, managed by Junwen Hou. As of December 31, 2015, neither these subsidiaries conducted any business, had any income or expenses nor had any bank accounts.

Research and Development Expenditures

We are not currently conducting any research and development activities.

Patents/Trademarks/Licenses/Franchises/Concessions/Royalty Agreements or Labor Contracts

We do not own any patents or trademarks. Also, we are not a party to any license or franchise agreements, concessions, or labor contracts.

ITEM 1A. RISK FACTORS

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, the Company is not required to provide the information under this item.

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

On May 30, 2012, we received a notification from CFIUS (the “Notice”) proposing that Hybrid Kinetic Group Limited, a limited liability company incorporated in Bermuda (“Hybrid Kinetic”) (the ultimate controlling entity of Far East Golden Resources), and the U.S. Department of Defense (“DoD”) enter into a National Security Agreement as a measure to mitigate asserted risks to the national security of the United States determined to exist by CFIUS due to the fact that our Tempo property is in proximity to U.S. Naval Air Station Fallon, which agreement would have required, among other things, that Hybrid Kinetic and Nevada Gold take actions to sell, break or abandon all leases and claims at or near our Tempo mine site (the “Tempo Leases and Claims”) through the disavowal, transfer, or sale of all interests in the Tempo Leases and Claims.

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

PART II

 ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Since May 8, 2007, our Common Stock is quoted on the OTC Pink marketplace designated by the OTC Markets Group, Inc. (“OTC Pink”) under the symbol “HKBT”.

The following table sets forth the high and low closing bid prices for our Common Stock for the fiscal quarters indicated as reported on the OTC Pink. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Our Common Stock is very thinly traded, and therefore pricing of our Common Stock on the OTC Pink does not necessarily represent its fair market value.

Period	High	Low
Fiscal Year Ending December 31, 2015:
First Quarter	$1.40	$1.10
Second Quarter	1.20	0.80
Third Quarter	0.80	0.58
Fourth Quarter	0.58	0.58

Fiscal Year Ending December 31, 2014:
First Quarter	$0.011	$0.0177
Second Quarter	0.01	0.018
Third Quarter	0.07	1.75
Fourth Quarter	1.4	1.85

Holders

As of April 11, 2016, there were 67,096,142 shares of our Common Stock issued and outstanding held by 27 stockholders of record.

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

Restrictions on the Use of Rule 144 by Security Holders of Shell Companies or Former Shell Companies

Rule 144(i) under the Securities Act of 1933, as amended (the “Act”), prohibits reliance on the exemption from registration provided by Rule 144 for resale of securities issued by any shell company (other than business combination related shell companies) or any issuer that has been at any time previously a shell company.  The SEC has provided an exception to this prohibition, however, if the following conditions are met:

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

Recent Sales of Unregistered Securities

Except as set forth below and as previously disclosed in Current Reports on Form 8-K and Quarterly Reports on Form 10-Q that we have filed, we have not sold any of our equity securities during the period covered by this Report that were not registered under the Securities Act.

On August 27, 2015, the Company entered into a Stock Purchase Agreement with HK New Energy Vehicle System Integration Corporation (the “Purchaser”), a company organized under the laws of the People’s Republic of China (the “SPA”) pursuant to which the Company agreed to sell to the Purchaser up to 132,000,000 shares of the Company’s common stock for an aggregate purchase price of $99,000,000. On September 4, 2015, pursuant to the SPA, Purchaser purchased from the Company 66,666,667 shares for an aggregate purchase price of $50,000,000. Such issuance was made to the Purchaser, a non-US person (as that term is defined in Regulation S of the Securities Act), in accordance with Rule 506 of Regulation D promulgated under the Act, in that the Company did not engage in any general advertisement or general solicitation in connection with issuance, and the Company was available to answer any questions from the Purchaser.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth, as of December 31, 2015, information with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance:

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

Total

The Company has no outstanding awards as of April 11, 2016.

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

On September 16, 2010, we amended our 2008 Plan to increase the total number of shares of Common Stock that may be granted pursuant to awards under such 2008 Plan from 266,667 to 3,000,000, and to add a provision for automatic annual increases based on increases in our capitalization (the “Evergreen Clause”). On September 10, 2010, the amendment to the 2008 Plan was approved by the written consent of stockholders holding a majority of the outstanding shares of our common stock.

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

Going Concern

In the course of its development activities, the Company has sustained losses through the end of 2015.  The Company expects to finance its operations primarily through one or more future financings.  However, there exists substantial doubt about the Company’s ability to continue as a going concern for at least the next twelve months, because the Company will be required to obtain additional capital in the future to continue its operations and there is no assurance that it will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all.  Our independent auditors have included an explanatory paragraph in their report on our consolidated financial statements included in this report that raises substantial doubt about our ability to continue as a going concern.  Our financial statements do not include any adjustments that may result from the outcome of this uncertainty.  We have generated no operating revenues since our inception. We had an accumulated deficit of $11,391,231 as of December 31, 2015. Our continuation as a going concern is dependent upon future events, including our ability to raise additional capital and to generate positive cash flows.  Our audited consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which implies we will continue to meet our obligations and continue our operations for the next twelve months.  Realization values may be substantially different from carrying values as shown, and our consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary as a result of the going concern uncertainty.

Overview

Historically, we were engaged in the business of exploring for gold.   In January 2013, our management discontinued our gold exploration activities and to focus on attempting to acquire other assets or business operations that would maximize stockholder value.  No specific assets or businesses have been definitively identified and there is no certainty that any such assets or business will be identified or any transactions will be consummated.  See Part I, Item 1, “Business—Our Business Plan,” and Part I, Item 1A, “Risk Factors,” for additional information and risks associated with our proposed business plan.

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

Results of Operations

Year Ended December 31, 2015, compared to Year Ended December 31, 2014

Revenues and Other Income

During the twelve month period ended December 31, 2015, the Company remained in the exploration stage and realized sales revenues equal to $279,279, through December 31, 2015.

Expenses

General and administrative expenses totaled $2,721,446, in the year ended December 31, 2015, a increase of $1,476,014 from the $1,245,432 of general and administrative expenses incurred in the year ended December 31, 2014.  During the year ended December 31, 2015, the Company also recognized interest expense of $56,999.

Net Losses

As a result of the foregoing, the Company incurred a net loss of $2,802,806, or $0.11 per share, in the year ended December 31, 2015, compared to a net loss of $1,320,879, or $3.08 per share, for the year ended December 31, 2014.

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

On September 30, 2014, the Company entered into a Demand Promissory Note with ACI, borrowing the amount of $110,000 (the “September Note”) in order to cover the Company’s operating expenses. The Additional Note provides for interest of three percent (3%) per annum and is due upon demand from ACI. The Company will use the proceeds of the loan to fund the general and administrative expenses of the Company as the Company does not currently generate any revenues.

On October 31, 2014, the Company entered into a Demand Promissory Note with ACI, borrowing the amount of $110,000 (the “October Note”) in order to cover the Company’s operating expense. The Additional Note provides for interest of three percent (3%) per annum and is due upon demand from ACI. The Company will use the proceeds of the loan to fund the general and administrative expenses of the Company as the Company does not currently generate any revenues.

On November 30, 2014, the Company entered into a Demand Promissory Note with ACI, borrowing the amount of $40,000 (the “November Note”) in order to cover the Company’s operating expense. The Additional Note provides for interest of three percent (3%) per annum and is due upon demand from ACI. The Company will use the proceeds of the loan to fund the general and administrative expenses of the Company as the Company does not currently generate any revenues.

On December 31, 2014, the Company entered into a Demand Promissory Note with ACI, borrowing the amount of $230,000 (the “December Note together with the March Note, June Note, July Note and August Note, September Note, October Note, November Note, collectively, the “Notes””) in order to cover the Company’s operating expense. The Additional Note provides for interest of three percent (3%) per annum and is due upon demand from ACI. The Company will use the proceeds of the loan to fund the general and administrative expenses of the Company as the Company does not currently generate any revenues.

On January 31, 2015, the Company entered into a Demand Promissory Note with ACI, borrowing the amount of $50,000 (the “January Note” together with the March Note, June Note, July Note and August Note, September Note, October Note, November Note and December Note, collectively, the “Notes”) in order to cover the Company’s operating expense. The January Note provides for interest of three percent (3%) per annum and is due upon demand from ACI. The Company will use the proceeds of the loan and administrative expenses of the Company.

On June 28, 2015 (“Effective Date”), the Company entered into a Debt Offset Agreement with Delta Advanced Technology Corporation, a Nevada corporation (“DATC”), and American Compass, Inc., a California corporation (“ACI”), to offset certain debt. As of the Effective Date, DATC is indebted to the Company in the amount of $3,750,000.00 (the “DATC Debt”). As of the Effective Date, the Company is indebted to ACI in the amount of $3,750,000.00 (the “Company Debt”). As of the Effective Date, ACI is indebted to DATC in the amount of $3,750,000.00 (the “ACI Debt”). Pursuant to the Debt Offset Agreement, (i) ACI assumed the DATC Debt to the Company; (ii) the Company unconditionally and irrevocably released DATC of all liabilities and obligations to the Company; (iii) DATC unconditionally and irrevocably released ACI of all liabilities and obligations to DATC; and (iv) ACI and HKBT acknowledged and agreed to offset the Company Debt against the DATC Debt assumed by ACI, leaving a balance due from ACI to the Company in the amount of $0 (the “Remaining Balance”).

As of December 31, 2015, the balance of the Notes to ACI was $0. The total accrued interest was $0 and $133,475 for the periods ended December 31, 2015, and 2014, respectively.

Liquidity and Capital Resources

On December 31, 2015, we had $39,156,512 of cash and cash equivalents on hand, compared to $84,663 at December 31, 2014.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Our audited financial statements as of, and for the years ended, December 31, 2015 and 2014, are included beginning on page F-1 immediately following the signature page to this Report.  See Item 15 for a list of the financial statements included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Company previously reported the information required by this Item 9 in its Form 8-K filed on January 24, 2014, its Form 8-K filed on February 3, 2014, its Form 8-K filed on February 19, 2014, its Form 8-K/A filed on February 27, 2014 and its Form 8-K filed on June 11, 2015.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Our Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer (our principal executive and principal financial officer), we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2015 (the “Evaluation Date”).  Based on this evaluation, our Chief Executive Officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective to ensure that the information relating to us, including our consolidated subsidiaries, required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

We are a small organization with limited personnel during 2015. We were unable to implement an effective system of disclosure controls and procedures as of the Evaluation Date. We expect to create a system of disclosure controls and procedures in 2016 as we expand our business. Nevertheless, management believes that this Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Report.

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

Management has conducted, with the participation of our principal executive officer and principal financial officer, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2015 (the “Evaluation Date”).  In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  We have identified the following material weakness: We were unable to implement a system of segregation of duties necessary to establish an effective system of internal controls as of the Evaluation Date.  Accordingly, we concluded that our internal control over financial reporting was not effective as of the Evaluation Date.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the year ended December 31, 2015, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Executive Officers and Directors

Below are the names and certain information regarding the Company’s current executive officers and directors:

Name	Age	Title	Date First Appointed
Yung Yeung	59	Chairman of the Board	November 29, 2010
Jianguo (Jason) Xu	47	Director and Chief Executive Officer	July 1, 2011
Chunhua Huang	51	Director	November 29, 2010
Jimmy Wang	50	Chief Financial Officer	January 25, 2011
Jun Yan	36	Secretary	February 24, 2015

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us under Rule 16a-3(e) during the year ended December 31, 2015, Forms 5 and any amendments thereto furnished to us with respect to the year ended December 31, 2015, and the representations made by the reporting persons to us, except as set forth below, we believe that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

Name	Number of Late Reports	Number of Transactions not Reported on a Timely Basis	Failure to File a Required Form
Lianyungang HK New Energy Vehicle System Integration Corporation	1	1	Form 3

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth information concerning the total compensation paid or accrued by us during the last two fiscal years ended December 31, 2015, to (i) all individuals that served as our principal executive officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2015; (ii) all individuals that served as our principal financial officer or acted in a similar capacity for us at any time during the fiscal year ended December 31, 2015; and (iii) all individuals that served as executive officers of ours at any time during the fiscal year ended December 31, 2015, that received annual compensation during the fiscal year ended December 31, 2015, in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Jianguo Xu	2015	-	-	-	-	-	-	-	-
CEO (1)	2014	-	-	-	-	-	-	-	-

Jimmy Wang	2015	-	-	-	-	-	-	-	-
CFO (2)	2014	-	-	-	-	-	-	-	-

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

There were no equity awards held by the Company’s Named Executive Officers at December 31, 2015.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the beneficial ownership of our common stock known by us as of April 11, 2016, by:

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

Name and Address of Beneficial Owner	Title of Class	Amount and Nature of Beneficial Ownership (1)	Percent of Class (2)

Yung Yeung	Common Stock	0	-

Jianguo (Jason) Xu	Common Stock	0	-

Jimmy Wang	Common Stock	0	-

Jun Yan	Common Stock	0	-

All directors and executive officers as a group (4 persons)	Common Stock	0	-

Lianyungang HK New Energy Vehicle System Integration Corporation (3) Suite 1408 14/F Great Eagle Centre 23 Harbour Road Wanchai, Hong Kong	Common Stock	66,666,667	99.36%

(1)

Beneficial ownership is determined in accordance with the rules of the SEC. For this purpose, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise, has or shares (a) the power to vote, or to direct the voting of, such security and/or (b) the power to dispose, or to direct the disposition of, such security. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of April 11, 2016, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(2)

Percentages based upon 792,441 shares of common stock, which include 67,096,142 shares of common stock outstanding as of April 11, 2016, rounded to the nearest 0.1%.

(3)

Zhenhua Chen is the Executive Manager of Lianyungang HK New Energy Vehicle System Integration Corporation.  Under the rules of the SEC, Mr. Chen may be deemed to beneficially own the shares of common stock beneficially owned by Lianyungang HK New Energy Vehicle System Integration Corporation.  Mr. Chen disclaims beneficial ownership of those shares except to the extent of his pecuniary interest therein.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed to us by our principal accountant for services rendered during the fiscal years ended December 31, 2015 and 2014, are set forth in the table below:

Fee Category	Fiscal year ended December 31, 2015	Fiscal year ended December 31, 2014

Audit fees (1)	$27,750	$5,500
Audit-related fees (2)	$-	$-
Tax fees (3)	$-	$-
All other fees (4)	$-	$-
Total fees	$27,750	$5,500

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
10.31

Joint Venture Agreement, dated as of March 23, 2015 between the Company and Jiangsu New Head Line Development Group Co. Ltd. (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the SEC on March 27, 2015)

10.32

Termination Agreement (terminating the Securities Purchase Agreement, dated as of March 23, 2015), dated as of June 26, 2015 between the Company and Apollo Acquisition Corporation (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on June 29, 2015)

10.33

Securities Purchase Agreement, dated as of August 21, 2015 between the Company and Lianyungang HK New Energy Vehicle System Integration Corporation (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on August 26, 2015)

10.34

Stock Cancellation Agreement, dated as of March 15, 2016, between the Company and Lianyungang HK New Energy Vehicle System Integration Corporation (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 21, 2016)

10.35

Amendment to Stock Cancellation Agreement, dated as of March 23, 2016, between the Company and Lianyungang HK New Energy Vehicle System Integration Corporation (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the SEC on March 30, 2016)

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

HK BATTERY TECHNOLOGY, INC.

Dated: April 14, 2016	By:	/s/Jianguo Xu
Jianguo Xu
Chief Executive Officer

Dated: April 14, 2016	By:	/s/Jimmy Wang
Jimmy Wang
Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

*____________________________	Chairman of the Board	April 14, 2016
Yung Yeung

*____________________________	Director and Chief Executive Officer	April 14, 2016
Jianguo Xu

*____________________________	Chief Financial Officer	April 14, 2016
Jimmy Wang

*____________________________	Director	April 14, 2016

* Jianguo Xu, by signing her name hereto, does hereby sign this report on behalf of the officers and directors of the Registrant above whose typed names appear, pursuant to powers of the attorney executed by such directors and filed with the Securities and Exchange Commission.

By: /s/ Jianguo Xu

Jianguo Xu, Attorney-in-Fact

FINANCIAL STATEMENTS

Dave Banerjee CPA, an Accountancy Corporation

## REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

HK Battery Technology, Inc.

We have audited the balance sheet of HK Battery Technology, Inc as of December 31, 2015, and the related statements of income, retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

The financial statements of HK Battery Technology, Inc as of December 31, 2014, were audited by other auditors whose report dated April 07, 2015, expressed an unqualified opinion on those statements, a copy of which is attached.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In planning and performing our audit of the consolidated financial statements of HK Battery Technology, Inc as of and for the year ended December 31, 2015, in accordance with auditing standards generally accepted in the United States of America, we considered the Company's internal control over financial reporting (internal control) as a basis for designing our auditing procedures for the purpose of expressing our opinion on the financial statements, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control. Accordingly, we do not express an opinion on the effectiveness of the Company's internal control.

A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent, or detect and correct misstatements on a timely basis. A material weakness is a deficiency, or combination of deficiencies, in internal control, such that there is a reasonable possibility that a material misstatement of the entity's financial statements will not be prevented, or detected and corrected on a timely basis.

Our consideration of internal control was for the limited purpose described in the third paragraph and was not designed to identify all deficiencies in internal control that might be deficiencies, significant deficiencies, or material weaknesses. We did not identify any deficiencies in internal control that we consider to be material weaknesses, as defined above.

However, we identified certain deficiencies in internal control that we consider to be significant deficiencies, and communicated them in writing to management and those charged with governance on March 23, 2016. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control that is less severe than a material weakness, yet important enough to merit attention by those charged with governance.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring operating losses and negative cash flow since inception and has financed its working capital requirements through issuance of notes payable,

2

Continued:

common stock and advances from related parties. These conditions, among others, raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HK Battery Technology, Inc as of December 31, 2015 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Dave Banerjee CPA, an Accountancy Corporation

Woodland Hills, CA

April 07, 2016

3

Member AICPA, PCAOB. 21860 Burbank Blvd, Ste 150 Woodland Hills, CA 91367. 818.657.0288 www.DaveBanerjee.com

ANTON & CHIA

CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders' of
HK Battery Technology, Inc.

We have audited the accompanying consolidated balance sheets of HK Battery Technology, Inc. (the "Company") as of December 31, 2014 and 2013, and the related statement of operations, changes in stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that we considered appropriate under the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HK Battery Technology, Inc. as of December 31, 2014 and 2013, and the results of their operations and their cash flows for years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has experienced recurring operating losses and negative cash flow since inception and has financed its working capital requirements through issuance of notes payable, common stock, and advances from related parties. These conditions, among others, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 3 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

*/s/ Anton & Chia, LLP*

Newport Beach, California
April 7, 2015

Legend:

A. This is a copy of a previously issued report.
B. The auditor has not reissued the report as of April 06, 2015.

F-2

HK BATTERY TECHNOLOGY, INC.

CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
	2015	2014
ASSETS
Current assets
Cash	$39,156,512	$84,663
Prepaid expenses	10,125,000	-
Notes receivable - related party	200,000	200,000
Accrued interest receivable - related party	25,052	19,052
Other receivables	279,729	-
Total current assets	49,786,293	303,715

Other assets
Investment – HK BTI LLC & HKSI	1,489	-

Total assets	$49,787,782	$303,715

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$20,451	$20,451
Note payable – ACI – related party	-	3,445,000
Accounts payable – others	5,750,000	-
Due to employees	595	-
Advance from ACI – related party	74,426	85,787
Other payables	3,375	3,750
Accrued expenses and other liabilities	-	133,475
Total current liabilities	5,848,847	3,688,463

Total liabilities	5,848,847	3,688,463

Stockholders' equity
Preferred stock, $.001 par value; 10,000,000 shares authorized, no share issued and outstanding as of December 31, 2015 and December 31, 2014	-	-
Common stock, $.001 par value; 1,200,000,000 shares authorized, 67,096,142 shares and 429,475 shares issued and outstanding as of December 31, 2015 and December 31, 2014	109,532	42,865
Additional paid-in capital	55,220,635	5,287,302
Accumulated deficit	(11,391,231)	(8,714,914)
Total stockholders' equity	43,938,936	(3,384,748)

Total liabilities and stockholders' equity	$49,787,782	$303,715

The accompanying notes are an integral part of the consolidated financial statements.

HK BATTERY TECHNOLOGY, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

		Year Ended December 31,		Year Ended December 31,
		2015		2014

Revenues	$		$
Sales		279,729		-
Total revenues		279,729		-

Cost of sales
Cost of goods sold		248,648		-
Total cost of sales		248,648		-
Gross profit		31,081		-

Operating expenses
General and administrative		2,721,446		1,245,432
Total operating expenses		2,721,446		1,245,432

Loss from operations		(2,690,365)		(1,245,432)

Interest income (expense)
Interest income		71,048		6,508
Interest expense		(56,999)		(81,955)
Total interest income (expense)		(14,049)		(75,447)

Loss before income taxes		(2,676,317)		(1,320,879)

Provision for income taxes		-		-

Net loss		$(2,676,317)		$(1,320,879)

Net loss per share of common stock:
Basic		$(0.11)		$(3.08)

Weighted average number of shares outstanding		23,808,471		429,475

The accompanying notes are an integral part of the consolidated financial statements.

HK BATTERY TECHNOLOGY, INC. CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the years ended December 31, 2015 and 2014

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2013	-	$-	429,475	$42,865	$5,287,302	$(7,394,036)	$(2,063,869)

Net loss, year ended December 31, 2014	-	-	-	-	-	(1,320,879)	(1,320,879)
Balance, December 31, 2014	-	-	429,475	42,865	5,287,302	(8,714,915)	(3,384,748)

Net loss, year ended December 31,2015	-	-	-	-	-	(2,676,317)	(2,676,317)
Common Stock Issuance	-	-	66,666,667	66,667	49,933,334	-	50,000,000
Balance, December 31, 2015	-	$-	67,096,142	$109,532	$55,220,635	$(11,391,231)	$43,938,936

The accompanying notes are an integral part of the consolidated financial statements.

*100 to 1 reverse stock split was retroactively presented.

HK BATTERY TECHNOLOGY, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31,	Year Ended December 31,
	2015	2014
Operating activities
Net loss	$(2,676,317)	$(1,320,879)
Adjustments to reconcile net loss to net cash used by operating activities:
Prepaid expenses	(10,125,000)	-
Accrued interest receivable - related party	(6,000)	(6,000)
Accounts receivable	(279,729)	-
Other receivables	-	13,792
Accrued interest – related party	(133,475)	81,850
Due to employees	595	-
Advance from ACI – related party	(11,361)	17,872
Other payable	(375)	(500)
Account payable – other	5,750,000	-
Account receivable – Delta	(3,750,000)	-
Account receivable – Delta net off	3,750,000	-
Net cash used by operating activities	(7,481,662)	(1,213,863)

Investing activities
Investment in Lianyungang	(3,750,000)	-
Note receivable – related party	3,750,000	-
Investment – HK BTI LLC & HKSI	(1,489)	-
Net cash provided (used) in investing activities	(1,489)	-

Financing activities
Proceeds from note payable – net off with A/R – ACI	(3,445,000)	1,250,000
Proceeds from common stock issuance	50,000,000	-
Net cash provided by financing activities	46,555,000	1,250,000

Net change in cash	39,071,849	36,136

Cash at the beginning of year	84,663	48,528

Cash at the end of year	$39,156,512	$84,663

The accompanying notes are an integral part of the consolidated financial statements.

HK Battery Technology Inc.

Notes to the Condensed Consolidated Financial Statements

For the year ended December 31, 2015

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization, Nature of Business and Trade Name

HK Battery Technology Inc., a development stage company, was incorporated under the laws of the State of Delaware on April 16, 2004 as Nano Holdings International, Inc., and subsequently changed its name to Nevada Gold Holdings, Inc.  Nevada Gold Enterprises, Inc., a Nevada corporation, was incorporated under the laws of the State of Nevada on October 2, 2008.  On December 31, 2008, Nevada Gold Acquisition Corp., a Nevada corporation and a wholly owned subsidiary of Nevada Gold Holdings, Inc., merged with and into Nevada Gold Enterprises, Inc. Nevada Gold Enterprises, Inc. was the surviving corporation in the Merger. As a result of the Merger, Nevada Gold Enterprises, Inc., became a wholly-owned subsidiary of Nevada Gold Holdings, Inc. The Merger was treated as a reverse merger and recapitalization for financial accounting purposes. As a result of the Merger, the Company recorded an aggregate stock issuance of 2,626,263 shares of common stock, with a net value of $(180,978). The negative recapitalization net value recognized was the result of the Company restating the equity structure of the legal subsidiary using the exchange ratio established in the definitive Merger agreement to reflect the number of shares of the legal parent issued in the Merger.  Nevada Gold Enterprises, Inc. was considered the acquirer for accounting purposes, and Nevada Gold Holdings, Inc. was considered the surviving company for legal purposes. Accordingly, the accompanying financial statements present the historical financial statements of Nevada Gold Enterprises, Inc., as the historical financial statements of Nevada Gold Holdings, Inc., i.e. a reverse merger. The Company was previously engaged in the acquisition, exploration and development of gold mining claims in Nevada. In February 2013, the Company withdrew from the gold exploration business to explore opportunities in the battery technology field. On August 7, 2013, the Company was approved to change its name to HK Battery Technology Inc. As of November 23, 2015, our wholly-owned subsidiary, Nevada Gold Enterprises, Inc., was dissolved.

On June 21, 2015, we formed HK Battery Technology LLC, a Nevada limited liability company and our wholly-owned subsidiary, managed by Jianguo Xu, and HK System Integration LLC, a Nevada limited liability and our wholly-owned subsidiary, managed by Junwen Hou. As of December 31, 2015, neither these subsidiaries conducted any business, had any income or expenses nor had any bank accounts.

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

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, HK Battery Technology LLC and HK System Integration LLC. The wholly-owned subsidiaries have not conducted any business, have not had an income nor incurred any expenses, and do not have any employees or bank accounts.

Cash

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company's cash is held with local and national banking institutions and subjected to current insurance limits of the Federal Deposit Insurance Corporation (“FDIC”) of $250,000 per banking institution. As of December 31, 2015, the Company bank balances in these bank accounts exceeded the insured amount by $38,906,512. The Company has not experienced any losses related to this concentration of risk. There are no cash equivalents as of December 31, 2015.

Loss Per Share

Basic loss per share is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. We calculated the loss per share as $0.11 as of December 31, 2015. No Diluted earnings per share have been calculated for the reported period.

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

We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. In addition, we did not record a cumulative effect adjustment related to the adoption of ASC 740. Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes. We have no interest or penalties as of December 31, 2015 and 2014.

NOTE 2 - GOING CONCERN

The Company sustained operating losses during the years ended December 31, 2015 and 2014 and incurred negative cash flows of $7,481,662 from operations in 2015. The company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

NOTE 3 – NOTES RECEIVABLE – RELATED PARTIES

On January 26, 2011, the Company made a loan of $200,000 to Hybrid Kinetic Motors Corporation, a related party.  The loan is unsecured and due on demand with 3% interest per annum. The balance of the accrued interest is $25,052 and $19,052 as of December 31, 2015 and December 31, 2014, respectively.

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

On September 30, 2014, the Company entered into a Demand Promissory Note with ACI, borrowing the amount of $110,000 (the “September Note”) in order to cover the Company’s operating expenses. The Additional Note provides for interest of three percent (3%) per annum and is due upon demand from ACI. The Company will use the proceeds of the loan to fund the general and administrative expenses of the Company as the Company does not currently generate any revenues.

On October 31, 2014, the Company entered into a Demand Promissory Note with ACI, borrowing the amount of $110,000 (the “October Note”) in order to cover the Company’s operating expense. The Additional Note provides for interest of three percent (3%) per annum and is due upon demand from ACI. The Company will use the proceeds of the loan to fund the general and administrative expenses of the Company as the Company does not currently generate any revenues.

On November 30, 2014, the Company entered into a Demand Promissory Note with ACI, borrowing the amount of $40,000 (the “November Note”) in order to cover the Company’s operating expense. The Additional Note provides for interest of three percent (3%) per annum and is due upon demand from ACI. The Company will use the proceeds of the loan to fund the general and administrative expenses of the Company as the Company does not currently generate any revenues.

On December 31, 2014, the Company entered into a Demand Promissory Note with ACI, borrowing the amount of $230,000 (the “December Note together with the March Note, June Note, July Note and August Note, September Note, October Note, November Note, collectively, the “Notes””) in order to cover the Company’s operating expense. The Additional Note provides for interest of three percent (3%) per annum and is due upon demand from ACI. The Company will use the proceeds of the loan to fund the general and administrative expenses of the Company as the Company does not currently generate any revenues.

On January 31, 2015, the Company entered into a Demand Promissory Note with ACI, borrowing the amount of $50,000 (the “January Note” together with the March Note, June Note, July Note and August Note, September Note, October Note, November Note and December Note, collectively, the “Notes”) in order to cover the Company’s operating expense. The January Note provides for interest of three percent (3%) per annum and is due upon demand from ACI. The Company will use the proceeds of the loan and administrative expenses of the Company.

On June 28, 2015 (“Effective Date”), the Company entered into a Debt Offset Agreement with Delta Advanced Technology Corporation, a Nevada corporation (“DATC”), and American Compass, Inc., a California corporation (“ACI”), to offset certain indebtedness owed to ACI. As of the Effective Date, DATC is indebted to the Company in the amount of $3,750,000.00 (the “DATC Debt”) and the Company is indebted to ACI in the amount of $3,750,000.00 (the “Company Debt”). As of the Effective Date, ACI is indebted to DATC in the amount of $3,750,000.00 (the “ACI Debt”). Pursuant to the Debt Offset Agreement, (i) ACI assumed the DATC Debt to the Company; (ii) the Company unconditionally and irrevocably released DATC of all liabilities and obligations to the Company; (iii) DATC unconditionally and irrevocably released ACI of all liabilities and obligations to DATC; and (iv) ACI and the Company acknowledged and agreed to offset the Company Debt against the DATC Debt assumed by ACI, leaving a balance due from ACI to the Company in the amount of $0 (the “Remaining Balance”).

As of December 31, 2015, the balance of the Notes payable to ACI was $0. The total accrued interest was $0 and $133,475 for the periods ended December 31, 2015 and December 41, 2014, respectively.

NOTE 5 – NOTE PAYABLE - RELATED PARTY

On April 15, 2015, the Company entered into a Demand Promissory Note with Billion Energy Holdings Limited, a Hong Kong corporation (“BEHL”), pursuant to which the Company promised to pay to BEHL $5,750,000 (the “Note”). The Note provides for 0% interest and is due upon demand from BEHL.

NOTE 6 – STOCKHOLDER’S EQUITY

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

On July 21, 2014, the Board of Directors and stockholders holding a majority of the Company’s outstanding shares of its common stock, respectively, approved an amendment and restatement of the Company’s Certificate of Incorporation to effectuate a 1-for-100 reverse stock split. The reverse stock split became effective on September 5, 2014 (“Effective Date”), after filing of the Company’s Amended and Restated Certificate of Incorporation with the Delaware Secretary of State on August 8, 2014. On the Effective Date, the Company’s 42,865,074 outstanding shares of common stock were reduced to approximately 429,475 outstanding shares of common stock.

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

As of December 31, 2015, the Company had 67,096,142 shares of common stock and zero share of preferred stock issued and outstanding, respectively.

NOTE 7 – ENTRY INTO MATERIAL DEFINITIVE AGREEMENT

Effective December 17, 2015, the Company entered into a Fuel Cell System Development Agreement (the “Agreement”) with Chimerica Investment LLC, a Nevada limited liability company (“Chimerica”).  Pursuant to the Agreement, on December 28, 2015, the Company paid Chimerica Ten Million United States Dollars ($10,000,000) to design and develop a fuel cell system to be used in the development of the Company’s transit buses.

NOTE 8– COMMITMENTS AND CONTINGENCIES

The Company is not currently a party to any legal action.

The Company is in a lease agreement for its office space for a term of 69 months, beginning on May 1, 2011. Rent increases by 2.7% per year and is payable in installments. The lease will terminate on Jan 31, 2017.

Annual minimum lease commitment for 5 years:
12/31/2013	$367,350
12/31/2014	$377,269
12/31/2015	$369,967
12/31/2016	$397,916
12/31/2017	$33,453
Total annual Lease commitments	$1,563,443

NOTE 9 – RELATED PARTY TRANSACTIONS

On February 17, 2015, the Company entered into a Business Agent Agreement with Billion Energy Holdings Limited, a Hong Kong corporation (“BEHL”), pursuant to which the Company agreed to facilitate the execution of certain business transactions of BEHL by acting as a paying agent for BEHL. Hybrid Kinetic Group Ltd. is the parent of BEHL as well as the parent of the Company’s then-controlling stockholder, Far East Golden Resources.

On March 9, 2015, the Company received $13,000,000 from BEHL, which, pursuant to a payment instruction letter delivered under the Business Agent Agreement, was immediately released and remitted to ACI. The $13,000,000 is subject to the terms and conditions of a promissory note entered into by and between ACI and BEHL. The proceeds of the loan will be used by ACI to fund its research and development in new battery technologies.

NOTE 10 – PREPAYMENT TO LYG – RELATED PARTY

On March 23, 2015, the Company entered into a Securities Purchase Agreement (the “SPA”) with Apollo Acquisition Corporation, a Cayman Islands Exempted Company (“Apollo”).  The SPA contemplated that the Company would sell Apollo ten million (10,000,000) shares of its common stock in exchange for a twenty (20) year exclusive license to certain inventions, technology, patents and other intellectual property rights regarding the production of materials for use in lithium batteries throughout the People’s Republic of China (the “License”).  The terms of the License were memorialized in a Technology License Agreement (the “License Agreement”), which was executed by the Company and Apollo concurrently with the SPA.  The transactions contemplated within the SPA have not closed and the parties have mutually agreed to cancel the SPA and License Agreement, pursuant to a Termination Agreement, dated as of June 26, 2015.

On March 23, 2015, the Company entered a joint venture agreement (the “JV Agreement”) with Jiangsu New Head Line Development Group Co. Ltd., a company established and existing under the laws of the People’s Republic of China.  The JV Agreement provided that Lianyungang HK Battery Technology Co. LTD (the “JV Entity”) would be established for the purpose of building manufacturing plants in China to produce advanced materials and parts for new energy vehicles.  Effective, as of June 24, 2015, the Company has assigned and transferred its sixty-two and one-half percent (62.5%) equity interest in the JV Entity to Delta Advanced Technology Corporation in exchange for Three Million Seven Hundred Fifty Thousand United States Dollars ($3,750,000.00).

NOTE 11 – INCOME TAX

Net deferred tax assets consist of the following components as of December 31, 2015 and 2014:

	2015	2014
Deferred tax assets:
NOL carryover	$2,676,317	$1,320,879
Valuation allowance	(2,676,317)	(1,320,879)
Net deferred tax asset	$-	$-

The income tax provision is summarized as follows:

	2015	2014
Income tax benefit at statutory rate	$(1,043,764)	$(515,142)
Valuation allowance	1,043,764	515,142
	$-	$-

At December 31, 2015, the Company had net operating loss carry forwards of approximately $11.5 million that may be offset against future taxable income through 2035. No tax benefit has been reported in the December 31, 2015 and 2014 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

NOTE 12 – SUBSEQUENT EVENTS

On March 30, 2016, the Company filed a Form 25 Notification of Removal From Listing and/or Registration Under Section 12(b) of the Securities Exchange Act of 1934 pursuant to 17 CFR 240.12d2-(c) governing the voluntary withdrawal of its common stock from listing and registration on the Exchange. Such withdrawal from registration shall be effective ninety (90) days following the filing of the Form 25.

On August 21, 2015, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Lianyungang HK New Energy Vehicle System Integration Corporation, a company organized under the laws of the People’s Republic of China (the “Stockholder”), the terms of which are described in Note 6, above.

On March 15, 2016, the Company and the Stockholder entered into a Stock Cancellation Agreement and Release (the “Cancellation Agreement”), pursuant to which the parties agreed to cancel and terminate 5,333,333 shares of the common stock issued pursuant to the Purchase Agreement, including any and all of the Stockholder’s rights arising thereunder, in exchange for the Company’s payment of $4,000,000 to the Stockholder.

On March 23, 2016, the Company and the Stockholder entered into an Amendment to the Stock Cancellation Agreement (the “Amendment”), pursuant to which the parties agreed to increase the number of shares of common stock cancelled and terminated to 1,333,333 shares, in exchange for the Company’s payment of $10,000,000 to the Stockholder. Nothing in the Amendment shall affect the validity of the remaining 130,666,667 shares of common stock issued pursuant to the Purchase Agreement, or any of the Stockholder’s rights thereto. The Amendment was effective as of April 6, 2016.

These financial statements were approved by management and available for issuance on April 7, 2016. Subsequent events have been evaluated through this date.