Form 10-Q
period 2016-03-31
HK BATTERY TECHNOLOGY INC
filed 2016-05-23
CIK 1369203

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 23, 2016, there were 67,096,142 shares of the registrant’s common stock, par value $0.001 per share, outstanding.

HK BATTERY TECHNOLOGY INC.

Form 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in our Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on April 14, 2016. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

TABLE OF CONTENTS

HK Battery Technology, Inc.

CONDENSED CONSOLIDATED BALANCE SHEET

	March 31,	December 31,
	2016	2015
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$26,708,585	$39,156,512
Prepaid expenses	10,125,000	10,125,000
Prepaid purchase	1,684,582	-
Notes receivable - related party	200,000	200,000
Accrued interest receivable - related party	25,052	25,052
Account receivable	-	279,729
Loan to New Century Innovation	10,000,000	-
Total current assets	48,743,219	49,786,293

Other Assets
Investment-HK BTI LLC & HKSI	1,489	1,489

Total assets	$48,744,708	$49,787,782

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$20,451	$20,451
Note payable to related party (ACI)	-	-
Accounts payable – others	5,750,000	5,750,000
Due to Employees	-	595
Advance from related party (ACI)	88,340	74,426
Other payables	29,454	3,375
Accrued expenses and other liabilities	-	-
Total current liabilities	5,888,245	5,848,847

Total liabilities	5,888,245	5,848,847

Stockholders' Equity
Preferred stock, $.001 par value; 10,000,000 shares authorized, no shares issued and outstanding as of March 31, 2016 and December 31, 2015	−	−
Common stock, $.001 par value; 1,200,000,000 shares authorized, 67,096,142 shares and 429,475 shares issued and outstanding as of March 31, 2016 and December 31, 2015	109,532	109,532
Additional paid-in capital	55,220,635	55,220,635
Accumulated deficit	(12,473,703)	(11,391,231)
Total stockholders' equity	42,856,464	43,938,936

Total liabilities and stockholders' equity	$48,744,708	$49,787,782

The accompanying notes are integral part of these unaudited condensed consolidated financial statements.

HK Battery Technology, Inc.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(unaudited)

		For the three months ended March 31,
	2016		2015

Revenues	$	−	$	−

Operating Expenses
General and administrative		1,114,429		314,211
Total operating expenses		1,114,429		314,211

Loss from operations		(1,114,429)		(314,211)

Interest income (expense)
Interest income		31,957		2,988
Interest expense		-		(29,288)
Total interest income (expense)		31,957		(26,299)

Loss before income taxes		(1,082,472)		(340,511)

Provision for income taxes		−		−

Net loss		$(1,082,472)		$(340,511)

Net loss per share of common stock:
Basic		$(0.02)		$(0.79)

Weighted average number of shares outstanding		67,096,142		429,475

The accompanying notes are integral part of these unaudited condensed consolidated financial statements.

HK Battery Technology, Inc.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

Unaudited

	For the three months ended March 31, 2016	For the three months ended March 31, 2015

Operating Activities
Net Income	$(1,082,472)	$(340,511)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Prepaid expense	-	-
Prepaid purchase	(1,684,582)	-
Accrued interest receivable – related party	-	(1,500)
Account receivable	279,729	-
Due to employee	(595)	-
Prepaid rent	-	(33,169)
Accrued interest – related party	-	26,088
Advance from ACI – related party	13,914	3,039
Other payable	26,079	9,388
Account payable – Other	-	5,750,000
Net cash (used in) operating activities	(2,447,926)	5,413,334

Investing Activities
Investment in Lianyungang	-	(3,750,000)
Notes receivable – related parties	-	-
Loan to New Century Innovation	(10,000,000)	-
Investment – HK BTI LLC & HKSI	-	-
Net cash provided by (used in) investing activities	(10,000,000)	(3,750,000)

Financing Activities
Proceeds from notes payable	-	50,000
Proceeds from common stock issuance	-	-
Net cash provided by financing activities	-	50,000

Net change in cash	(12,447,927)	1,713,335

Cash at the beginning of year	39,156,512	84,663

Cash at the end of year	$26,708,585	$1,797,998

The accompanying notes are integral part of these unaudited condensed consolidated financial statements.

HK Battery Technology Inc.

Notes to the Condensed Consolidated Financial Statements

For the three month period ended March 31, 2016

(Unaudited)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization, Nature of Business and Trade Name

HK Battery Technology Inc. (the “Company”), a development stage company, was incorporated under the laws of the State of Delaware on April 16, 2004 as Nano Holdings International, Inc. and subsequently changed its name to Nevada Gold Holdings, Inc. Nevada Gold Enterprises, Inc., a Nevada corporation, was incorporated under the laws of the State of Nevada on October 2, 2008. On December 31, 2008, Nevada Gold Acquisition Corp., a Nevada corporation and a wholly owned subsidiary of Nevada Gold Holdings, Inc., merged with and into Nevada Gold Enterprises, Inc. (the “Merger”). Nevada Gold Enterprises, Inc. was the surviving corporation in the Merger. As a result of the Merger, Nevada Gold Enterprises, Inc., became a wholly-owned subsidiary of Nevada Gold Holdings, Inc. The Merger was treated as a reverse merger and recapitalization for financial accounting purposes. As a result of the Merger, the Company recorded an aggregate stock issuance of 2,626,263 shares of common stock with a net value of $(180,978). The negative recapitalization net value recognized was the result of the Company restating the equity structure of the legal subsidiary using the exchange ratio established in the definitive Merger agreement to reflect the number of shares of the legal parent issued in the Merger. Nevada Gold Enterprises, Inc. was considered the acquirer for accounting purposes, and Nevada Gold Holdings, Inc. was considered the surviving company for legal purposes. Acordingly, the accompanying financial statements present the historical financial statements of Nevada Gold Enterprises, Inc., as the historical financial statements of Nevada Gold Holdings, Inc. (i.e., a reverse merger). The Company was previously engaged in the acquisition, exploration and development of gold mining claims in Nevada. In February 2013, the Company withdrew from the gold exploration business to explore opportunities in the battery technology field. On August 7, 2013, the Company changed its name to HK Battery Technology Inc. As of November 23, 2015, our wholly-owned subsidiary, Nevada Gold Enterprises, Inc., was dissolved.

On June 21, 2015, we formed HK Battery Technology LLC, a Nevada limited liability company and our wholly-owned subsidiary, managed by Jianguo Xu, and HK System Integration, LLC, a Nevada limited liability company and our wholly-owned subsidiary, managed by Junwen Hou. As of March 31, 2016, neither of these subsidiaries conducted any business, had any income or expenses or had any bank accounts.

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

Cash

Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company's cash is held with local and national banking institutions and subjected to current insurance limits of the Federal Deposit Insurance Corporation (“FDIC”) of $250,000 per banking institution. As of March 31, 2016, the Company bank balances in these bank accounts exceeded the insured amount by $26,708,585. The Company has not experienced any losses related to this concentration of risk. There are no cash equivalents as of March 31, 2016.

Loss Per Share

Basic loss per share is computed by dividing net loss available to common stockholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. We calculated the loss per share as $0.02 as of March 31, 2016. No Diluted earnings per share have been calculated for the reported period.

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

We believe that our income tax filing positions and deductions will be sustained on audit and do not anticipate any adjustments that will result in a material change to our financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to ASC 740. In addition, we did not record a cumulative effect adjustment related to the adoption of ASC 740. Our policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes. We have no interest or penalties as of March 31, 2016 and 2015.

NOTE 2 - GOING CONCERN

The Company sustained operating losses during the first quarter of and incurred negative cash flows of $1,082,472 from operations in 2016. The company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtain additional financing, as may be required.

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

NOTE 3 – NOTES RECEIVABLE – RELATED PARTIES

On January 26, 2011, the Company made a loan of $200,000 to Hybrid Kinetic Motors Corporation, a related party.  The loan is unsecured and due on demand with 3% interest per annum. The balance of the accrued interest is $25,052 and $25,052 as of March 31, 2016 and December 31, 2015, respectively.

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

As of March 31, 2016, the balance of the Notes payable to ACI was $0. The total accrued interest was $0 and $159,562 for the quarter ended March 31, 2016 and 2015, respectively.

NOTE 5 – ACCOUNTS PAYABLE - OTHERS

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

As of March 31, 2016, the Company had 67,096,142 shares of common stock and zero share of preferred stock issued and outstanding, respectively.

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

Annual minimum lease commitment for 5 years:
12/31/2013	$367,350
12/31/2014	$377,269
12/31/2015	$369,967
12/31/2016	$397,916
12/31/2017	$33,453
Total annual Lease commitments	$1,545,955

NOTE 9 – PREPAYMENT TO LYG – RELATED PARTY

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

NOTE 10 – SUBSEQUENT EVENTS

These financial statements were approved by management and available for issuance on May 23, 2016. Subsequent events have been evaluated through this date.

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

Additionally, the following discussion regarding our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with the Management’s Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and accompanying notes included our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC.

Unless the context otherwise requires, the terms the “Company,” “we,” “us” and “our” refer to HK Battery Technology Inc. (formerly Nevada Gold Holdings, Inc.)

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

Our Board of Directors may at any time determine to redirect the Company’s efforts to find a combination or acquisition target to another business or industry. We may not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business. Further, we may acquire or combine with a venture that is in its preliminary or development stage, one that is already in operation or one that is in a more mature stage of its corporate existence. Accordingly, business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities difficult and complex. See Part I, Item 1, “Business—Our Business Plan,” and Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the SEC, for additional information and risks associated with our proposed business plan.

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

On June 21, 2015, we formed HK Battery Technology LLC, a Nevada limited liability company and our wholly-owned subsidiary, managed by Jianguo Xu, and HK System Integration LLC, a Nevada limited liability and our wholly-owned subsidiary, managed by Junwen Hou. As of March 31, 2016, neither these subsidiaries conducted any business, had any income or expenses nor had any bank accounts.

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

Results of Operations

For the Three Months Ended March 31, 2016 and 2015

Revenues and Other Income

During the three month period ended March 31, 2016, the Company did not realize any revenues from operations. Similarly, we have not realized any revenues from operations during the period from inception through March 31, 2016.

Expenses

Operating expenses, consisting entirely of general and administrative expenses, totaled $1,114,429 and $314,211 for the three month periods ended March 31, 2016 and 2015, respectively. The increase in operating expenses was primarily due to the expansion of our business and fees paid for our annual report audit service.

Net Loss

As a result of the foregoing, the Company incurred a net loss of $1,082,472 or ($0.02) per share, for the three month period ended March 31, 2016, compared to a net loss of $340,511, or ($0.79) per share (on a pre-reverse stock split basis), for the three month period ended March 31, 2015.

Liquidity and Capital Resources

As of March 31, 2016, we have $26,708,585 in cash on hand.

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

ITEM 4. CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our principal executive officer and our principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2016 (the “Evaluation Date”). Based on this evaluation, such officers concluded as of the Evaluation Date that our disclosure controls and procedures were not effective to ensure that the information relating to us, including our consolidated subsidiaries, required to be disclosed by us in the reports filed or submitted by us under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A. RISK FACTORS.

There have been no material changes in our Risk Factors as previously disclosed in our Form 10-K for fiscal year 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Other than as previously reported in our Current Reports on Form 8-K or as “subsequent events” in our Annual Report on Form 10-K for the year ended December 31, 2015, we have not sold any of our equity securities during the period covered by this Report.

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

HK BATTERY TECHNOLOGY INC.

Date: May 23, 2016	By:	/s/ Jianguo Xu
Jianguo Xu
Chief Executive Officer (Principal Executive Officer)

Date: May 23, 2016	By:	/s/ Jimmy Wang
Jimmy Wang
Chief Financial Officer (Principal Accounting Officer)